Form 10-K
period 2021-12-31
TLGY ACQUISITION CORP
filed 2022-03-31
CIK 1879814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

Commission file number: 001-41101

TLGY Acquisition Corporation

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1603634
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4001 Kennett Pike, Suite 302 Wilmington, DE	19807
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (1) 302-803-6849

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share, par value $.0001, and one-half of one redeemable warrant	TLGYU	The NASDAQ Stock Market LLC
Class A ordinary shares, par value $0.0001 per share Redeemable warrants, each whole warrant exercise for one	TLGY	The NASDAQ Stock Market LLC
Class A ordinary share at an exercise price of $11.50 per share	TLGYW	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                                                                                                                                                                                ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant’s shares were not listed on any exchange and had no value as of June 30, 2021 (i.e. the last business day of the second fiscal quarter). The registrant’s units begin trading on the Nasdaq Global Market on December 1, 2021. The holders of the units of the registrant may elect to separately trade class A ordinary shares and detachable redeemable warrants comprising the units on the Nasdaq Global Market commencing on January 21, 2022. The aggregate market value of the units outstanding, other than units held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price of the units on March 30, 2022, as reported on the Nasdaq Global Market, was $286,062,500.

As of March 30, 2022, there were a total of 28,750,000 ordinary shares, comprising 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents

-i-

Unless otherwise stated in this report on Form 10-K, references to:

•	“we,” “us,” “Company” or “our Company” are to TLGY Acquisition Corporation, a Cayman Islands exempted company;

•	“amended and restated memorandum and article of association” are to the amended and restated memorandum and articles of association of the Company;

•	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands, as amended from time to time;

•	“directors” are to the directors of the Company;

•	“distribution time” are to the time at which the distributable redeemable warrants will be distributed, which will occur immediately after the initial business combination redemption time and immediately prior to the closing of our initial business combination;

•	“founder” are to Jin-Goon Kim;

•	“founder shares” are to Class B ordinary shares initially purchased by our sponsor in a private placement prior to our IPO and share capitalization prior to our IPO (which shares may be transferred to permitted transferees from time to time) and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination as described herein;

•	“initial business combination redemption time” are to the time at which we redeem the Class A ordinary shares that the holders thereof have elected to redeem in connection with our initial business combination, which will occur prior to the consummation of our initial business combination;

•	“initial shareholders” are to holders of our founder shares prior to the completion of our IPO (including 30,000 founder shares that our sponsor transferred to each of our three independent directors for $150, or $0.005 per share, 15,000 founder shares that our sponsor transferred to Centaury Management Ltd., an investor in our sponsor, at an aggregate purchase price of $75, or $0.005 per share, and 300,300 founder shares that our sponsor transferred to Mizuho Securities USA LLC, the representative of the underwriters of our IPO, at an aggregate purchase price of $1,000,000, or approximately $3.33 per share, in each case, concurrent with the completion of our IPO);

•	“management” or our “management team” are to our officers and directors;

•	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

•	“our IPO” or “the IPO” are to our initial public offering, which we completed on December 3, 2021;

•	“public shares” are to Class A ordinary shares sold as part of the units in our IPO (whether they were purchased in our IPO or thereafter in the open market);

•	“public shareholders” are to the holders of our public shares, including our initial shareholders and management team to the extent our initial shareholders and/or members of our management team purchase public shares, provided that each initial shareholder’s and member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

•	“public warrants” are to the detachable redeemable warrants sold as part of the units in our IPO (whether they were purchased in our IPO or thereafter in the open market) and to the distributable redeemable warrants issuable to the remaining holders of our outstanding Class A ordinary shares issued in our IPO (after we redeem any Class A ordinary shares that the holders thereof have elected to redeem in connection with our initial business combination);

•	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our IPO;

•	“sponsor” are to TLGY Sponsors LLC, a Cayman Islands limited liability company; and

•	“warrants” are to our public warrants and private placement warrants.

-ii-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	the potential incentive to consummate an initial business combination with an acquisition target that subsequently declines in value or is unprofitable for public investors due to the low initial price of the founder shares paid by our sponsor and certain members of our management team;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	our ability to consummate an initial business combination due to uncertainty resulting from the recent COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	our financial performance; or

•	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this report.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

-iii-

Part I

Item 1.	Business.

Overview

We are a newly incorporated blank check company incorporated in May 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us. We have generated no operating revenues to date, and we may not generate operating revenues even after we consummate our initial business combination.

While we may pursue an acquisition opportunity in any business, industry, sector, or geographical location, we intend to focus on targets in industries where we believe our management team and our founder’s expertise will provide us with a competitive advantage, including biopharma or technology enabled business-to-consumer (“B2C”) industries globally. We believe the innovations in these sectors that have emerged in recent years, partly as a response to the broad social, economic, and behavioral changes arising from the COVID-19 global pandemic, provide attractive opportunities to target high growth companies with technology and business model innovation. For example, by virtue of our team’s industry network and our founder’s recent investments, we have turned our attention towards certain sub-segments in healthcare, including neurology and rare diseases, where we believe we can find attractive targets for our business combination. While we will target companies globally, we believe that our team’s strong ties to Asia gives us an advantage in sourcing Asia-originated biopharma companies with global aspirations for the purposes of a business combination in the U.S. market. We believe favorable innovation and regulatory trends in Asia should position us well for such opportunities. In B2C technologies, we will look for ways to capitalize on our team’s previous work with and/or investments; for example, we will leverage our experience in Asian gaming companies and focus on the implications of the big changes that are taking place in the industry due to the surge in the post-COVID consumer demand for a wide range of virtual entertainment and lifestyle products. We will not undertake an initial business combination with any entity with principal business operations in China (including Hong Kong and Macau).

Our key differentiator is our team’s deep roots in private equity and transformational operations that reflect the career of our founder, Jin-Goon Kim, as both a blue-chip private equity partner and a public and private company CEO. Our founder and independent directors have had long and successful tenures as senior leaders with top investment platforms in Asia and globally, including TPG (a leading global and Asian private equity firm), Softbank (a leading global and Asian venture capital firm), International Finance Corporation (the private sector investment arm of the World Bank Group), and IMM (a leading buyout and growth capital investment firm in Korea). We intend to utilize a private equity style approach in our investment strategy and our experience in finding investments with long-term potential and we intend to secure them on favorable deal terms. In addition to Mr. Kim’s experience as an accomplished serial transformational CEO, our two co-presidents, Dr. Theron Odlaug and Mr. Steven Norman, have significant operational leadership experience. Dr. Odlaug and Mr. Norman have helped run, build and invest in leading public and private companies in the global healthcare and technology-enabled consumer sectors, respectively. In the biopharma sector, Dr. Odlaug has extensive experience both in licensing and in acquiring pipeline assets, as well as in divesting companies. One of our independent director, Dr. Shrijay (Jay) Vijayan, possesses deep expertise in developing and commercializing new technologies for eminent hospitals and institutions across a wide range of sectors including therapeutics, diagnostics and medical devices, rare diseases, neurodegeneration, cancer, autoimmunity and inflammation. We believe that these skills will help us in sourcing and diligencing potential target businesses, and in value creation after our initial business combination.

Mr. Kim has a long track record of selecting and working with industry-leading companies in attractive macro segments, often at critical times in the industry’s evolution, and enabling those companies to grow through disruptive technology and business model transformation. We expect that such hands-on experience will be valuable in assessing the potential of our business combination targets and enable us to strengthen their competitive advantages post business combination. Our founder has made significant contribution to long-term shareholder value creation across multiple industry-leading public and private companies. For example, Li Ning’s market capitalization increased from approximately US$700 million in 2012 when Mr. Kim, as its CEO, launched its multi-year transformation program, to over US$30 billion as of the end of August 2021. Mr. Kim assumed the role of CEO of China Grand Auto in 2007, shortly after it was capitalized at a valuation of roughly US$500 million dollars, and in 2015 the company listed on the Shanghai Stock Exchange at a market capitalization of approximately US$15 billion. We believe that our founder and the other members of our management team have a unique network of business contacts and relationships across a wide range of industries in which they have worked, advised, or invested. We believe our management team, with a unique proven track record in investing and value creation that are rooted in their operational and capital markets experience, is well positioned to take advantage of the growing investment opportunities in the healthcare and B2C technology sectors relevant to our business strategy.

Competitive Differentiation

Our mission is to generate attractive risk-adjusted returns for our shareholders. We intend to capitalize on the ability of our management team to identify, acquire and operate a business that will benefit from their involvement by utilizing the following differentiating factors to our advantage:

•	Investment Expertise: decades of combined experience in private equity and venture capital investments, with dozens of successful exits and an aggregate of well over a billion USD of capital returned to investors;

•	Sourcing: deep industry expertise and a substantial proprietary network in a wide range of market segments as both investors and operators, and a proven track record of execution in dozens of transactions; and

•	Value Creation: operational leadership and demonstrated shareholder value-creation across multiple industries and companies.

Business Strategy

Our business strategy is to identify and complete our initial business combination with a promising global company - or a company with Asia linkages with the potential to become a global company – with a focus on biopharma or consumer businesses driven by enabling technology. We will not undertake an initial business combination with any entity with principal business operations in China (including Hong Kong and Macau). Our selection process will be rooted in our founder and our team’s broad network of global relationships, deep industry and operational expertise, and highly differentiated deal-sourcing and structuring expertise that we expect will provide us with a strong pipeline of potential targets. We will focus on transformational growth companies that seek value-added partners and will apply private equity style value creation post our business combination. Our founder, management team, and directors have experience in:

•	selecting favorable target sectors based on forward-looking market dynamics;

•	identifying and commercializing innovations with breakthrough potential in the biopharma and technology-enabled B2C sectors that have potential to fuel sustainable and profitable growth;

•	hands-on business building, transformations, and technology implementations that offer differentiated value propositions for the entrepreneur owners and thus create proprietary deal dynamics;

•	developing and executing highly focused value-creation programs to drive growth, profitability, cost reduction, and/or industry consolidation;

•	navigating large public and private businesses through a myriad of executional challenges that stem from rapid growth, large strategic shifts, and implementation of bold and aspirational plans;

•	advising leading companies and entrepreneurs globally on strategy, deal structuring, capital markets, domestic and cross-border M&A; and

•	building, guiding and /or partnering with management teams to deliver on transformative company goals.

Business Combination Criteria

In line with our business strategy, we have summarized below key aspects of our business combination criteria that we believe are important in sourcing and evaluating prospective business combination targets. We will use these criteria as we evaluate acquisition targets, but we may decide to enter into our initial business combination with a business that does not meet these criteria and guidelines.

•	Macro Tailwind and Key Enabling Trends: Our founder has a track record of identifying major industry inflection points in large growth markets as opportunities to generate additional revenue and profit generation drivers for his portfolio companies. Although China Grand Auto rode the wave of rapid industry growth of the later 2000s, we believe its business grew much faster than the market, expanding seven times in revenues and 40 times in profits within four years, largely because our founder led the shift in its business mix from low-margin car sales to profitable services and ancillary products just as consumer demand for these new business lines was taking off. Similarly, our founder decisively shifted Li Ning’s core business away from generic sports fashion and leaned heavily into specialized basketball, running and e-commerce business lines just as consumer demand for these sectors was building a critical mass in China in the early 2010s. Recently, our founder has been exploring opportunities in the auto leasing and fintech segments in Asia, which have been high growth areas inside the much larger base of the growing auto finance industry. In the same vein, in addition to targeting businesses that benefit from a superior, underlying industry macro, our team will also search for major changes in market demand or industry structure that can provide unique opportunities to accelerate growth and profitability of our target companies. For instance, in the rare disease segment that is already growing at double digits and has the tailwind of favorable regulatory support, we will seek business combination targets that have innovative technology development and/or commercialization strategies that we expect will help capture market share quickly and solidify market leadership. North Asia has matured as a center for various leading-edge technology innovations, including e-commerce, fintech, crypto and artificial intelligence. We will be looking for consumer companies that are well positioned to capitalize on various technological innovations, and selectively consider B2B core technology extensions. We believe that, as these technology-enabled companies become the mainstream companies, our team has the expertise to help accelerate their market expansion with fresh ideas in breakthrough business models and operational systems.

•	Value Creation through Transformation: While at McKinsey, Dell and TPG, our founder learned how to diagnose and construct winning business models and effective operating systems that provide meaningful competitive advantage in terms of growth drivers, cost structures, profit generation and industry restructuring. We believe that his consistent success across multiple companies and industries was due to a faithful implementation of this strategy in local growth companies whose entrepreneur management teams had managed to build outstanding businesses, but often without the benefit of senior executive training in the world’s leading operations. Our founder was consistently able to accelerate the growth of local companies into industry leaders by applying breakthrough strategies and operational toolkits such as industry roll-up, fast fashion, Supply Chain Management (“SCM”) digitization, CRM-based direct marketing and sales, SKU optimization and product portfolio management, and Key Performance Indicator (“KPI”) driven retail productivity improvement. Hence, we will favor targets that similarly have strong businesses and management teams with innovative technologies and/or differentiated business models, but still have ample opportunities to benefit from global best-practices and proven playbooks that we will seek to bring to bear. Thus, we will tend to prefer entrepreneur founders who are open to new ideas and eager to partner with us for transformational programs. Our Co-President Steven Norman is a thought leader in sales strategies for technology businesses, both as a practitioner and advisor, and we expect that he will provide unique insights into assessing growth levers of targets during diligence and opportunities for accelerated growth following a business combination with us. Our team’s extensive networks of transformational operating executives, senior executive officers, founders, venture capital and private equity sponsors give us a strong advantage in our quest to identify a transformative target company and drive its value-creation post business integration.

•	Biopharma Expertise: We believe that an aging population and favorable regulations have supported positive growth and investment in biopharma sectors broadly, as evidenced by biopharma IPO fundraising in the United States that has increased six-fold from approximately US$3 billion in 2016 to over US$20 billion in 2020. Since the late 2010s, our founder has also successfully invested in or has worked with pioneers in the broadly defined healthcare industry, including serving as advisor to the board of a leading herbal health care products platform in Asia and investing in a promising global rare disease drug development platform. Our management team and board’s experience in the biopharma industry equip us with a wealth of scientific knowledge that can be used to assess the quality of a company’s underlying science, market potential, competition, drug portfolio and pipeline, and preclinical and/or clinical data, and to analyze regulatory frameworks. We will apply analytics to validate the commercial potential of target products. We will favor companies whose products have progressed sufficiently and have a clear path to fast commercialization such that we can evaluate and reduce risk in the investment. We will search for companies that have the potential to disrupt the industry, such as orphan drug platforms with efficient commercialization potential and low development risk, companies targeting central nervous system disorders with differentiated and yet credible therapeutic strategies and attractive economics, and companies that are developing aging remedies with very large addressable market applications. Our founder, Dr. Odlaug and Dr. Vijayan’s combined ability to evaluate opportunities in this highly dynamic market will be our key differentiation.

•	Technology Expertise: Our founder started his career in the technology practice of McKinsey after which he joined Internet Business Capital Corporation, an enterprise software venture capital firm, before moving to Dell Inc, a global leader in hardware, software and services. He is thus well-versed in technology application and has deployed various enabling technology tools to drive most of his corporate transformations, including digitization of SCM and operating systems and launching analytics-driven e-commerce businesses. His belief is that technology enabled companies will increasingly become the leaders in the mainstream consumer markets; he has invested in and/or worked with such companies as an innovative micro-brewery platform and a non-bank fintech platform that have compelling technological advantages. Our Co-President Steve Norman has spent decades working with a wide range of technology hardware, software and services companies, and our independent board member Donghyun Han was one of the early technology venture investors in Asia. Our combined but varied set of experiences provides a differentiated industry network and expertise that we believe will help us identify winning target companies and support them through their growth after the business combination.

•	The Asia Angle: Asia is playing an increasingly important role in growth companies’ paths to global leadership, particularly in highly dynamic biopharma and B2C technology sectors. By virtue of our team’s roots in key Asian markets, we believe that we can be helpful in expanding our targets’ Asia presence, whether it is with respect to finding new growth opportunities or obtaining valuable resources in Asia - and vise-versa for helping Asian companies expand into global markets. Markets around the world at times tend to be at different development cycles and have different focal points in technical innovation; clever interplay across multiple regions can provide a leg up in a race for global leadership. For example, innovations in certain sectors, such as segments of AI, gaming and Fintech, are more rapidly developing in key Asian markets and thus provide interesting cross-border cooperation opportunities. Cross-border licensing opportunities for rare disease is likewise an interesting and rapidly emerging sector in this early part of the industry cycle. Our founder and our team see interesting biopharma innovations originating in Asia where clinical trials are on the rise and certain regulators are promoting reforms in the healthcare industry. Further, there have been a number of US IPO’s of companies with technology that originated in Asia. In summary, we believe that uneven development of technologies, business models and products across the world will provide us with opportunities to identify promising targets in Asia with global aspirations. However, we will not undertake an initial business combination with any entity with principal business operations in China (including Hong Kong and Macau).

•	Public Market Benefits: We intend to seek targets that wish, with our help, to leapfrog the process of becoming mature public companies and to quickly capitalize on rapidly evolving market opportunities by accessing large and diversified pools of capital and uplifting their market positioning. We prefer situations where increased public transparency, enhanced governance and disciplined financial control would have a meaningfully positive impact on a target and to help it develop more quickly into a market leader. Historically, we believe that companies in both of our targeted sectors tend to benefit from becoming mature public market players in shorter periods of time. Our team’s years of combined experience in running public companies through various growth phases and various types of capital raising can be valuable to our target companies.

In addition, we believe our ability to complete an initial business combination will be enhanced by our private equity-like approach to aligning our long-term interests with those of potential target shareholders and PIPE investors.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors, and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this report, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Ability to Extend Time to Complete Business Combination

If we anticipate that we may not be able to consummate our initial business combination within 15 months from December 3, 2021, we may, but are not obligated to, if requested by our sponsor or its affiliates, extend the period of time to consummate a business combination up to six times by an additional one month each time for a total of up to 21 months (the “Paid Extension Period”). In addition, we will be entitled to an automatic three-month extension (the “Automatic Extension Period”) if we have filed a preliminary proxy statement, registration statement or similar filing for an initial business combination during the 15-month period or Paid Extension Period, to complete a business combination. In the case of the Paid Extension Period or Automatic Extension Period, public shareholders will not be offered the opportunity to vote on or redeem their shares if we choose to make any such paid extension or in connection with an automatic extension. Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and our Trust Agent on November 30, 2021, in order to avail ourselves of the Paid Extension Period to consummate our initial business combination, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each month extension $759,000 ($0.033 per share), on or prior to the date of the applicable deadline. Any such payments would be made in the form of a loan. Any such time extension funding loans will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. Up to $3,000,000 of such time extension funding loans may be convertible into private placement warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. If we do not complete a business combination, we will not repay such loans. In the event that we receive notice from our sponsor or its affiliates five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. For the avoidance of doubt, no amounts need to be deposited into the trust account for the Automatic Extension Period. Our public shareholders will not be entitled to vote or redeem their shares in connection with any such paid extension or an automatic extension. As a result, we may conduct such an extension even though a majority of our public shareholders do not support such an extension and will not be able to redeem their shares in connection therewith.

Initial Business Combination

The rules of the NASDAQ and our amended and restated memorandum and articles of association require that we must consummate an initial business combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (excluding the amount of any deferred underwriting discount held in trust) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it likely that our board of directors will be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board of directors determines that outside expertise would be helpful or necessary in conducting such analysis. As any such opinion, if obtained, would only state that the fair market value meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of the target or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required by Schedule 14A of the Exchange Act, any proxy solicitation materials or tender offer documents that we will file with the SEC in connection with our initial business combination will include such opinion.

We anticipate structuring our initial business combination so that the post transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity securities of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA or a valuation or appraisal firm that such an initial business combination is fair to our company from a financial point of view.

Members of our management team and our independent directors will directly or indirectly own founder shares and/or private placement warrants following this offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including affiliates of our sponsor and to certain companies in which such officers or directors have invested or will invest. Subject to his or her fiduciary duties under Cayman Islands law, none of our officers and directors who are also officers of our sponsor and/or employees of its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

In addition, our sponsor and our officers and directors are not prohibited from and may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Sourcing of Potential Business Combination Targets

We believe our management team’s significant operating and transaction experience and relationships will provide us with a substantial number of potential initial business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, the reputation of our management team for integrity and fair dealing with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

This network has provided our management team with a flow of referrals that has resulted in numerous transactions which were proprietary or where a limited group of investors were invited to participate in the sale process. We believe that the network of contacts and relationships of our management team will provide us important sources of investment opportunities. In addition, we anticipate that target business combination candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our founder, sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our founder, sponsor, officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our founder, sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA or a valuation or appraisal firm that such an initial business combination is fair to our Company from a financial point of view.

Members of our management team and our independent directors directly or indirectly own founder shares and/or private placement warrants following our IPO and may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including affiliates of our sponsor and to certain companies in which such officers or directors have invested or will invest. Subject to his or her fiduciary duties under Cayman Islands law, none of our officers and directors who are also officers of our sponsor and/or employees of its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

In addition, our founder, sponsor and our officers and directors are not prohibited from and may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination, particularly in the event there is an overlap among investment mandates. In addition, our sponsor, officers and directors are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, certain of our officers and directors have, and will have in the future, time and attention requirements for current and future investment funds, accounts and co-investment vehicles. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock, shares or other equity interests in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that is held by non-affiliates equals or exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our shares held by non-affiliates exceeds $250 million as of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our shares held by non-affiliates equals or exceeds $700 million as of the prior June 30th.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our IPO. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of our IPO or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

We have 15 months from December 3, 2021 to complete an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 15 months from the consummation of our IPO, we may, but are not obligated to, if requested by our sponsor or its affiliates, extend the period of time to consummate a business combination six times by an additional one month each time for a total of up to 21 months (the “Paid Extension Period”). In addition, we will be entitled to an automatic three-month extension (the “Automatic Extension Period”) if we have filed a preliminary proxy statement, registration statement or similar filing for an initial business combination during the 15-month period or Paid Extension Period, to complete a business combination. In the case of the Paid Extension Period or Automatic Extension Period, public shareholders will not be offered the opportunity to vote on or redeem their shares if we choose to make any such paid extension or in connection with an automatic extension. Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, in order to avail ourselves of the Paid Extension Period to consummate our initial business combination, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each month extension $759,000 ($0.033 per share), on or prior to the date of the applicable deadline. Any such payments would be made in the form of a loan. Any such time extension funding loans will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. Up to $3,000,000 of such time extension funding loans may be convertible into private placement warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. If we do not complete a business combination, we will not repay such loans. In the event that we receive notice from our sponsor or its affiliates five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. For the avoidance of doubt, no amounts need to be deposited into the trust account for the Automatic Extension Period. Our public shareholders will not be entitled to vote or redeem their shares in connection with any such paid extension or an automatic extension. As a result, we may conduct such an extension even though a majority of our public shareholders do not support such an extension and will not be able to redeem their shares in connection therewith.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may use the balance of the cash released to us from the trust account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us. Accordingly, there is no current basis for our investors to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our IPO and the sale of the private placement warrants, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our sponsor, founder, officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this report and know what types of businesses we are targeting. Our officers, directors and other initial shareholders, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers, directors and other initial shareholders. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). In addition, commencing on November 30, 2021 through the earlier of consummation of our initial business combination and our liquidation, we pay our sponsor $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. Any such payments prior to our initial business combination will be made from funds held outside the trust account. Other than the foregoing, there will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our sponsor, officers or directors, or any affiliate of our sponsor or officers prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our founder, sponsor, officers or directors, or from completing the business combination through a joint venture or other form of shared ownership with our founder, sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our founder, sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm, that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we expect to conduct a due diligence review that may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The Company will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other reasons.

Under the NASDAQ’s listing rules, shareholder approval would be required for our initial business combination if, for example:

•	We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then issued and outstanding (other than in a public offering);

•	Any of our directors, officers or substantial security holder (as defined by NASDAQ rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 1% or more (or 5% or more if the related party involved is classified as such solely because such person is a substantial security holder); or

•	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, founder, directors, officers or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial shareholders, founder, directors, officers , advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the NASDAQ rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our sponsor, founder, directors, officers , advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, founder, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our initial shareholders, founder, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, founder, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our sponsor, founder, officers, directors, advisors or any of their affiliates will select which shareholders to purchase shares from based on a negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws. Our sponsor, founder, officers, directors and/or their affiliates will not make purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Corporate Information

Our principal executive office is located at 4001 Kennett Pike, Suite 302, Wilmington, Delaware 19807, U.S.A, and our telephone number is (1) 302-803-6849.

Our corporate website address is www.tlgyacquisition.com. Our website and the information contained on, or that can be accessed through, the website are not deemed to be incorporated by reference in, and are not considered part of, this report. You should not rely on any such information in making your decision whether to invest in our securities.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have been approved for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking (May 31, 2021), no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our shares held by non-affiliates equaled or exceeded $250 million as of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our shares held by non-affiliates equaled or exceeded $700 million as of the prior June 30th.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then issued and outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is initially anticipated to be $10.20 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters of our IPO. Our sponsor, officers, directors and other initial shareholders have, pursuant to written agreements with us, agreed to waive their redemption rights with respect to their founder shares and (other than for the representative of the underwriters of our IPO) any public shares they may hold in connection with the completion of our initial business combination.

Distribution of Distributable Redeemable Warrants to Holders of Class A Ordinary Shares Not Electing Redemption

At the distribution time, we will effect a distribution of a number of warrants equal to 5,750,000 warrants multiplied by one-fourth (the “Aggregate Warrant Amount”) on a pro-rata basis only to holders of record of Class A ordinary shares issued in our IPO (whether such shares were acquired during or after our IPO) that remain outstanding after we redeem any Class A ordinary shares that the holders thereof have elected to redeem in connection with our initial business combination. Public shareholders who exercise their redemption rights are not entitled to receive any distribution of distributable redeemable warrants in respect of such redeemed public shares. The number of distributable redeemable warrants to be distributed in respect of each public share is contingent upon the aggregate number of public shares that are redeemed in connection with our initial business combination but in no event will be less than one-fourth of a distributable redeemable warrant per Class A ordinary share that is not redeemed. The contingent rights to receive distributable redeemable warrants will remain attached to our Class A ordinary shares, will not be separately transferable, assignable or salable, and will not be evidenced by any certificate or instrument.

Our distributable redeemable warrants are otherwise identical to our detachable redeemable warrants, including with respect to exercise price, exercisability and exercise period. No fractional distributable redeemable warrants will be issued, no cash will be paid in lieu of fractional distributable redeemable warrants and only whole distributable redeemable warrants will trade. The distributable redeemable warrants will be fungible with our detachable redeemable warrants and will become tradable upon their distribution under the same stock symbol as the detachable redeemable warrants.

Limitations on Redemptions

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. So long as we obtain and maintain a listing for our securities on the NASDAQ, we will be required to comply with the NASDAQ’s shareholder approval rules.

The requirement that we provide our public shareholders with the opportunity to redeem their public shares by one of the two methods listed above will be contained in provisions of our amended and restated memorandum and articles of association and will apply whether or not we maintain our registration under the Exchange Act or our listing on the NASDAQ. Such provisions may be amended by special resolution if approved by holders of at least 66.66% of our ordinary shares entitled to vote thereon, so long as we offer redemption in connection with such amendment.

If we provide our public shareholders with the opportunity to redeem their public shares in connection with a general meeting, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain an ordinary resolution under Cayman Islands law, being the affirmative vote of the holders of a majority of our ordinary shares represented in person or by proxy and entitled to vote thereon who attend and vote at a general meeting of the company. A quorum for such meeting will be present if the holders of one-third of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our sponsor, officers, directors and other initial shareholders will count toward this quorum and have agreed to vote their founder shares and (other than with respect to the representative of the underwriters) any public shares purchased during or after our IPO (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial shareholders’ founder shares, we would need 8,625,000, or 37.5%, of the 23,000,000 public shares sold in our IPO to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all issued and outstanding shares are voted). These quorum and voting thresholds, and the voting agreement of our sponsor, officers, directors and other initial shareholders, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination

Upon the public announcement of our initial business combination, if we elect to conduct redemption pursuant to the tender offer rules, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public shareholders who elected to redeem their shares.

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our IPO, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Delivering Share Certificates in Connection with a Tender Offer or Redemption Rights

As described above, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have up to two business days prior to the scheduled vote on the initial business combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to redeem is irrevocable once the business combination is approved.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 15 months from the closing of our IPO (or up to 24 months, as described in more detail in this report, as applicable).

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only within 15 months from the closing of our IPO (or up to 24 months as described in more detail in this report, as applicable) to complete our initial business combination. If we do not complete our initial business combination within such period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our distributable redeemable warrants, which will expire worthless if we fail to complete our initial business combination within the 15-month (or up to 24-month as described in more detail in this report, as applicable) time period.

Our sponsor, officers, directors and other initial shareholders have, pursuant to written agreements with us, waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within 15 months from the closing of our IPO (or up to 24 months as described in more detail in this report, as applicable). However, if our sponsor or management team acquire public shares in or after our IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 15-month (or up to 24-month as described in more detail in this report, as applicable) time period.

Our sponsor, officers, directors and other initial shareholders have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our IPO (or up to 24 months as described in more detail in this report, as applicable) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then issued and outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the trust account ($1,452,706 as of December 31, 2021), although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our IPO and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.20. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.20. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Our independent registered public accounting firm and the underwriters of our IPO have not executed agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our Company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.20 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares.

None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.20 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except for our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. We may have access to the amounts held outside the trust account ($1,452,706 as of December 31, 2021) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000) but these amounts may be spent on expenses incurred as a result of being a public company or due diligence expenses on prospective business combination candidates. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.20 per share to our public shareholders. Additionally, if we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within 15 months from the closing of our IPO (or up to 24 months as described in more detail in this report, as applicable), subject to applicable law, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our IPO (or up to 24 months as described in more detail in this report, as applicable) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our issued and outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We maintain our principal executive office at 4001 Kennett Pike, Suite 302, Wilmington, Delaware 19807, U.S.A. Our telephone number is (1) 302-803-6849. We consider our current office space adequate for our current operations.

Employees

We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement to file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have been approved for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking (May 31, 2021), no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to include risk factors in this report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on our Company and our operations:

•	we are an early stage Company with no revenue or basis to evaluate our ability to select a suitable business target;
•	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;
•	our expectations around the performance of a prospective target business or businesses may not be realized;
•	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;
•	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;
•	we may not obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;
•	you may not be given the opportunity to choose the initial business combination target or to vote on the initial business combination;
•	trust account funds may not be protected against third party claims or bankruptcy;
•	an active market for our public securities may not develop and you will have limited liquidity and trading;
•	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to our initial business combination; and
•	our financial performance following a business combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows, earnings and experienced management.

For the complete list of risks relating to our Company and our operations, see the section titled “Risk Factors” contained in our prospectus filed with the SEC on December 3, 2021.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operations. We maintain our principal executive offices at 4001 Kennett Pike, Suite 302, Wilmington, Delaware 19807, U.S.A. Our telephone number is (1) 302-803-6849. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, Class A ordinary shares and redeemable warrants are each traded on the Nasdaq Global Market under the symbols “TLGYU,” “TLGY” and “TLGYW, respectively. Our units commenced public trading on December 1, 2021, and our Class A ordinary shares and redeemable warrants commenced public trading on January 21, 2022.

Holders of Record

On March 30, 2022, there was one holder of record of our units, one holder of record of our Class A ordinary shares, six holders of record of our Class B ordinary shares and one holder of record of our public warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A ordinary shares and warrants are held of record by banks, brokers and other financial institutions.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any cash dividends subsequent to a business combination will be within the discretion of our board of directors at such time. If we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

None.

Unregistered Sales

The sales of the founder shares and private placement warrants to our sponsor and our initial shareholders as described in our prospectus filed with the SEC on December 3, 2021 were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

Use of Proceeds

On December 3, 2021, we consummated our IPO of 20,000,000 units at $10.00 per unit, generating gross proceeds of $200,000,000. Each Unit consists of (i) one Class A ordinary share of the Company, par value $0.0001 per share, (ii) one-half of one detachable redeemable warrant of the Company, and (iii) a contingent right to receive at least one-fourth of one redeemable warrant following the initial business combination redemption time. Mizuho Securities USA LLC served as the underwriters of our IPO. The securities sold in our IPO were registered under the Securities Act on registration statements on Form S-1 (Registration Nos. 333-260242 and 333-261431). The SEC declared the registration statement effective on November 30, 2021.

Simultaneously with the consummation of our IPO, we completed the private sale of an aggregate of 10,659,500 warrants to our sponsor at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $10,659,500. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The private placement warrants are identical to the warrants sold as part of the units sold in our IPO, except that the private placement warrants, so long as they are held by our sponsor or its permitted transferees, (i) are not redeemable by us, (ii) may not, subject to certain limited exceptions, be transferred, assigned or sold by such holders until 30 days after the completion of our initial business combination (including the Class A common shares issuable upon exercise of such private placement warrants), (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. No underwriting discounts or commissions were paid with respect to such sales.

On December 8, 2021, we consummated the closing of the sale of an additional 3,000,000 units (the “Option Units”) at $10.00 per Option Unit, pursuant to the full exercise of over-allotment option by the underwriters of our IPO, generating gross proceeds of $30,000,000. We also consummated the closing of the sale of an additional 600,000 private placement warrants at $1.00 per private placement warrant (“Additional Private Placement Warrants”) to the sponsor, generating gross proceeds of $600,000.

We paid a total of $4,000,000 in underwriting fees and $1,533,689 for other costs and expenses related to our IPO. In addition, the underwriters agreed to defer $8,650,000 in underwriting fees and such fees are payable upon the completion of our initial business combination.

An aggregate of $234,600,000 of the proceeds from our IPO (including the Option Units) and the private placement with the sponsor (including the Additional Private Placement Warrants) was placed in the trust account. There has been no material change in the planned use of proceeds from our IPO as described in our prospectus filed with the SEC on December 3, 2021.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections of this report entitled “Risk Factors” and “Forward-Looking Statements” and elsewhere in this report.

Overview

We are a blank check company incorporated on May 21, 2021 as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions directly or indirectly, with any business combination target with respect to an initial business combination with us. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of our IPO or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 21, 2021 (inception) through December 31, 2021 have been organizational activities and those necessary to prepare for our IPO, and subsequent to our initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from May 21, 2021 (inception) through December 31, 2021, we had net income of $2,162,761, which was primarily due to a change in fair value of derivative warrant liabilities of $3,436,685, which was partially offset by general and administrative costs of $816,357 and offering costs allocated to warrant liability of $442,567.

Liquidity and Capital Resources

On December 3, 2021, we consummated our IPO of 20,000,000 units at a price of $10.00 per unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of our IPO, we consummated the sale of 10,659,500 private placement warrants to our sponsor at a price of $1.00 per private placement warrant generating gross proceeds of $10,659,500.

On December 8, 2021, we consummated the closing of the sale of an additional 3,000,000 Option Units at $10.00 per Option Unit, pursuant to the full exercise of over-allotment option by the underwriters of our IPO, generating gross proceeds of $30,000,000. We also consummated the closing of the sale of an additional 600,000 private placement warrants at $1.00 per private placement warrant (“Additional Private Placement Warrants”) to our sponsor, generating gross proceeds of $600,000. An aggregate of $234,600,000 of the proceeds from our IPO (including the Option Units) and the private placement with our sponsor (including the Additional Private Placement Warrants) was placed in the trust account. We incurred $14,183,689 in transaction costs, including $4,000,000 of underwriting fees paid at our IPO, $8,650,000 of deferred underwriting fees and $1,533,689 of offering expenses.

As of December 31, 2021, we had investments held in the trust account of $234,600,000. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (excluding deferred underwriting commissions), to complete our initial business combination. We may withdraw interest to pay our taxes, if any. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had cash held outside the trust account of $1,452,706. We intend to use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination or to extend our time period for consummating an initial business combination, our sponsor and its affiliates or designees may, but are not obligated to, loan us funds as may be required. Such loans will be non-interest bearing. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay working capital loaned amounts and time extension loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such working capital loans and up to $3,000,000 of loans made to extend our time period for consummating an initial business combination (as described elsewhere in this report) may be convertible into private placement warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Off-balance Sheet Arrangements; Commitments and Contractual Obligations

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein.

Contractual Obligations

Administrative Services Agreement

Commencing on November 30, 2021, and until the earlier of the completion of our initial business combination or liquidation, we will pay our sponsor $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team.

Registration Rights

The holders of the founder shares, private placement warrants and any warrants that may be issued upon conversion of the working capital loans and loans made to extend our time period for consummating an initial business combination (and in each case holders of their component securities, as applicable) will have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement signed on November 30, 2021, requiring us to register such securities for resale (in the case of the founder shares, only after conversion to our Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters or our IPO were entitled to a cash underwriting discount of 2.0% of the gross proceeds of the IPO, or $4,000,000, which have been paid at the closing of the IPO. In addition, the underwriters have agreed to defer underwriting commissions of 3.5% of the gross proceeds of the IPO of 20,000,000 units and underwriting commissions of 5.5% of the gross proceeds of the over-allotment option units of 3,000,000 units, or $8,650,000 in aggregate, which will be paid to the underwriters from the funds held in the trust account upon and concurrently with the completion of our initial business combination.

Critical Accounting Estimates and Policies:

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting estimates and policies:

A critical accounting estimate to our financial statements is the estimated fair value of our warrant liability. Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Warrant Liabilities

We account for the warrants in accordance with the guidance contained in ASC 815-40, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

The public warrants for periods where no observable trade price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the public warrants from the Units, the public warrant quoted market price was used as the fair value as of each relevant date. The fair value of the private placement warrants was determined using a Black-Scholes-Merton model.

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Net Income per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. We apply the two-class method in calculating earnings per share. The net income is allocated to each class of shares using an allocation of total shares, which is then divided by the total shares for the respective class.

We did not consider the effect of the warrants issued in connection with the initial public offering and the private placement in the calculation of diluted income per share because their exercise is contingent upon future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share. Accretion associated with the redeemable Class A ordinary shares is excluded from income per ordinary share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on May 21, 2021 (inception). Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the report of the independent registered public accounting firm providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this report on Form 10-K and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial and accounting officer, to allow timely decisions regarding required disclosure.

As of December 31, 2021, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

This report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Other Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Officers and Directors

As of the date of this report, our officers and directors were as follows:

Name	Age	Position
Jin-Goon Kim	54	Chairman and Chief Executive Officer
Theron (Ted) E. Odlaug	72	Co-President
Steven Norman	56	Co-President; Chief Financial Officer; Executive Director
Shrijay Vijayan	54	Independent Director
Donghyun Han	54	Independent Director
Hyunchan Cho	53	Independent Director

Jin-Goon Kim, Chairman and Chief Executive Officer

Mr. Jin-Goon Kim is our Founder, Chairman and Chief Executive Officer. Mr. Kim has two decades of senior leadership experience in private equity investment and as a serial transformational CEO in industry leading public and private companies. He has made important industry contributions and notable achievements as a CEO, which have been recognized by the Outstanding Growth award at the 2009 TPG Annual CEO Conference, 2009 Dealership Group of the Year and 2012 Most Innovative Business Model from 21st Century Media Group, a leading Chinese financial media group, and 2010 Top Ten Men of the Year in the Auto Retail Industry in a forum co-sponsored by top Chinese media and industry associations.

Immediately prior to founding TLGY Holdings LLC in May 2021, Mr. Kim focused on global, high growth investments with strong potential to benefit from attractive emerging macro trends and in which he could apply his experience implementing business transformation to drive value creation. Since 2018, Mr. Kim has served as an independent director of the board and on the nomination committee of DongDu International Group. From 2006 to 2016 Mr. Kim was with TPG Capital, a leading global private equity firm, where he served as a Partner and a member of its Asia investment review committee. In his capacity as a TPG partner, Mr. Kim also served as a CEO or transformation leader of multiple TPG portfolio companies, often in parallel. Mr. Kim’s investment and operational focus was co-leading TPG’s four major transformational investments across China’s core consumer sectors. Each of the four investments had a differentiated value creation angle in the form of a disruptive business model and/or technology; they collectively returned well over a billion dollars to TPG’s investors (namely, about US$700 million from China Grand Auto, roughly US$700 million from Unitrust, and over US$200 million collectively for Li Ning and Daphne). From 2012 to 2014, Mr. Kim served as CEO and Vice Chairman of Li Ning Company Limited, a leading sportswear brand in China with more than US$2 billion of annual sales in 2020, where he devised and launched a brand transformation that helped salvage the company from financial distress and laid the foundation for its ultimate revival as a leading brand and a company that today has a market capitalization greater than US$30 billion. Mr. Kim served from 2011 to 2015 as a Board member of Daphne International Holdings Limited, a leading women’s footwear brand in China, where he led the shoe industry’s first successful wholesale implementation of fast retail and digitization of supply chain management that sharply uplifted sales, profits, and market capitalization of what had been a stagnant business prior to his engagement. Mr. Kim from 2007 to 2011 served as CEO and Vice Chairman of China Grand Automotive Services Group Co. Ltd, during which time he helped pioneer the company’s retail roll-up in China and the digitization of the company’s management system to grow the company’s sales by seven times and to take it from a #11 mid-size platform in China to the #1 auto retail and services company both in China and in the world. Within a few years thereafter, the company listed on the Shanghai Stock Exchange and reached a market capitalization of approximately US$15 billion. Mr. Kim also served from 2009 to 2010 as a Board member of UniTrust Group, a leading Chinese independent equipment leasing company, during which time he helped build a management team and formulate a new strategy that transformed a start-up operation into a large sector leader that would eventually list on the Hong Kong Stock Exchange at a market capitalization of approximately US$2 billion. Before joining TPG Capital, Mr. Kim served from 2002 to 2006 as President of Dell Korea, the Korean affiliate of Dell, a global leader in hardware, software and services with more than $60 billion in annual sales in 2020. He successfully led the implementation of Dell’s direct model in Korea for the first time, thereby firmly establishing Dell as a leading player in a market where it had previously struggled to secure a meaningful market presence or to build a profitable business. Mr. Kim served from 2000 to 2002 as a Vice President of Internet Business Capital Corporation, a Cambridge, Massachusetts based early-stage venture capital firm that helped found or participated in early investments in successful ventures including Cambridge Technology Partners and Razorfish. Mr. Kim started his career in 1996 in the Seoul and Boston offices of McKinsey & Company, a global management consultancy. Mr. Kim earned an MPP from the Kennedy School of Government at Harvard College, a diploma from the Hopkins-Nanjing Centre, and an AB in East Asian Languages and Civilizations and Government from Harvard College.

Theron E. Odlaug, Co-President

Dr. Theron E. Odlaug, PhD is our Co-President. Dr. Odlaug has more than 40 years of experience as a CEO, Board Member and Senior Executive of pharmaceutical and allied companies. Dr. Odlaug has since 2019 served as Vice President of the Board and fundraiser for the Dravet Syndrome Foundation, a non-profit organization dedicated to raising research funds and offering research grants for syndrome-specific research with a novel approach for Dravet syndrome, a rare and catastrophic form of epilepsy beginning in childhood. Since 2021, Dr. Odlaug has served as a Board Member of Ascendia Pharmaceuticals Inc, a specialty pharmaceutical company dedicated to developing enhanced formulations of existing drug products and enabling formulations for pre-clinical and clinical stage drug candidates. Since 2022 he has served as Chairman of the Board of Pharma Nobis LLC , which provides contract manufacturing and private label services for consumer healthcare companies and retailers in the United States.

Since 2006, he has been the Managing Partner of EIR Healthcare Consultants LLC, which provides consulting services to pharmaceutical companies. By way of example, in 2011 he served as an advisor to Takeda in their pre-merger planning for the integration of Nycomed’s operations. Since 2017, he has served as a Venture Partner at Signet Healthcare Partners, a growth-stage healthcare investor with aggregate capital commitments of over $400 million and investments in more than 50 companies. In his role as Partner and Signet Operating Executive, he has been instrumental in two successful exits for Signet. Dr. Odlaug has also served from 2015 to 2017 as CEO and Managing Director of Leon Nanodrugs GmbH, an early-stage nano-technology formulation company, and as a member of its Supervisory Board from 2017 to 2020. From 2017 to 2018, Dr. Odlaug also laterally served as Executive Chairman and Acting CEO of Impopharma Inc, a provider of development services for nasal and pulmonary drug products. From 2014 to 2016, he also served as a Board Member of Apicore US LLC. He was the lead of a special committee of the board that explored an exit for shareholders that ultimately resulted in the company’s 2016 acquisition by Medicure. From 2013 to 2014, Dr. Odlaug also served as Executive Chairman of Cedarburg Hauser Pharmaceuticals Inc, a privately held active pharmaceutical ingredient contract manufacturer. At Cedarburg, Mr. Odlaug was brought in to lead and coordinate the exit process, resulting in successful sale to AMRI in 2014. Prior to joining Signet Healthcare Partners, Dr. Odlaug served from 2011 to 2013 as Executive Chairman and CEO of Planet Biopharmaceuticals Inc., a privately held specialty pharmaceutical company focused on allergy extracts and other allergy control products and portfolio company of Aisling Capital. At Planet, he divested the allergy control products division and led a successful 2013 sale of the allergy extract business to Ares Life Sciences. Prior to joining Planet Biopharmaceuticals, Dr. Odlaug served from 2008 to 2011 as COO, President, and CEO of CyDex Pharmaceuticals Inc., a privately held portfolio company of Signet Healthcare Partners, delivering pharmaceutical products and licensing its technology based upon the Captisol drug formulation technology platform. One product highlight was the completion of the Phase II clinical study of a Captisol formulation of melphalan, now marketed as Evomela. An exit for shareholders was completed in 2011 when the company was acquired by Ligand Pharmaceuticals. From 1992 to 2006, Dr. Odlaug held roles including EVP and COO, at Astellas, a global pharmaceutical company formed by the 2005 merger of Fujisawa and Yamanouchi. Under his watch at Fujisawa, the company launched three hospital products AmBisome, Adenoscan, and Mycamine, and the dermatology product Protopic. He led the team for the divestiture of the generic drug division to APP in 1998 as part of a successful strategy to focus on branded drugs in the USA. Prior to Astellas /Fujisawa, he held a senior leadership role at Bayer AG. Dr. Odlaug earned a PhD in Environmental Health from the University of Minnesota and an MS and BS in Biology from the University of Missouri, Kansas City.

Steven Norman, Co-President, Chief Financial Officer and Executive Director

Mr. Steven Norman is our Co-President and Chief Financial Officer and serves on our Board of Directors as an Executive Director. Mr. Norman is a seasoned Asia-Pacific technology industry executive whose specialties include corporate turnarounds and growth. Mr. Norman has more than 20 years of experience as an executive and a director in the Asia-Pacific technology space. Most recently, Mr. Norman was the Founder of Growth Acumen, a consulting firm focused on helping technology and SaaS companies accelerate growth in Asia-Pacific. From 2008 to 2016, Mr. Norman served as Asia-Pacific Managing Director for Targus, the global leader in notebook cases and technology solutions where he managed all functions across 12 countries and helped grow the revenues and profits of the business significantly. From 2007 to 2011, Mr. Norman served first as the Head of Strategy and Operations and then as a board member from 2008 onwards at a wagering and sports betting company in Australia. From 1993 to 2006, Mr. Norman was part of the Dell Executive Team in Asia Pacific, helping to grow the company from a startup to a multi-billion-dollar business. He helped establish the Dell China business and built the Home & Small Business Division in India. Mr. Norman is also a global thought leader in sales and marketing best practices for technology companies, having written a book on this topic. Mr. Norman completed the Wharton Advanced Management Program (AMP) in 2012 and holds a Post Graduate Diploma in Management from Macquarie University.

Shrijay Vijayan, Independent Director

Dr. Shrijay Vijayan, PhD is our independent director. Dr. Vijayan has 16 years of experience in biomedical technology commercialization during which time he has been involved in the assessment as well as development of a large variety of technologies, including therapeutics, diagnostics and medical devices in areas ranging from rare diseases to neurodegeneration, cancer, autoimmunity, and inflammation. Dr. Vijayan has worked at both public/private institutions as well as at eminent hospitals and Universities. Since 2019, Dr. Vijayan has served as Director of Innovation and Technology Commercialization at the Hospital for Special Surgery, the number one ranked orthopedics hospital in the United States, where he has been closely involved with the assessment and commercialization of biologics and pharmaceuticals for autoimmune indications. From 2012 to 2014, he served as Associate Director, Innovation and Technology Transfer and later between 2014 and 2018, also as Head of Innovation and Technology Transfer at Rush University Medical Center (Rush), a nationally ranked academic medical center. Dr. Vijayan was closely involved in the assessment of commercialization potential of clinical assets that originated from Rush including several phase 2 assets in immuno-oncology and a women’s contraceptive that completed Phase 3 clinical trials and was eventually approved by the FDA. In addition to the various clinical assets, Dr. Vijayan was also closely involved in the assessment of commercialization potential and licensing of technologies including therapeutics for rare diseases and neurodegenerative diseases, diagnostics for cancer and kidney diseases as well as medical devices for neurovascular diseases. From 2007 to 2012, Dr. Vijayan was Co-Founder and Director of Business Development and Scientific Affairs at Optimal Vision Corporation, a seed stage medical device company developing laser technology for treatment of Presbyopia, an aging condition where the eyes lose their ability to focus on close objects. From 2010 to 2012, Dr. Vijayan served as Director of Biomedical Licensing and Assistant Director of Technology Commercialization at Rutgers University, where he promoted innovative biomedical technologies with the goal of monetizing them through licensing transactions. While at Rutgers, Dr. Vijayan was responsible for assessment and commercialization of a large portfolio of biomedical and pharmaceutical technologies ranging from novel therapeutics for infectious diseases and cancer to biomedical engineering and novel pharmaceutical manufacturing processes. Dr. Vijayan began his career in Technology commercialization as Associate Technology Manager at the University of Illinois at Chicago (UIC) in 2005, and from 2006 to 2010, he served as Technology Manager at UIC where he was involved in the assessment and commercialization of various therapeutics including those for sleep apnea, depression, and addiction. Dr. Vijayan earned a PhD in Biology from the City University of New York and an MBA from the UIC. Subsequent to earning his doctoral degree, Dr. Vijayan completed post-doctoral training, conducting research in neurodegeneration, cancer, and autoimmunity at The University of Chicago.

Donghyun Han, Independent Director

Mr. Donghyun Han, CFA is our independent director. Mr. Han brings over 20 years of experience as a technology investor and entrepreneur, primarily in Korea. Mr. Han has since 2016 been the Director and a Shareholder of ST Invictus Partners, a start-up advisory and investment company in Hong Kong. Since 2020, Mr. Han has been a Board Member and the Chair of the Audit Committee of Solid Inc., a KOSDAQ-listed Korean telecom equipment company with a market cap of approximately KRW374 billion (US$306 million as of March 2022). Since 2018, Mr. Han has served as Independent Non-Executive Director and Deputy Chair of the Audit Committee for KEB Hana Global Finance, a Hong Kong subsidiary bank of Hana Financial Group. From 2008 to 2011, he was a Senior Vice President in the Strategic Investment Department at KT Corporation, one of South Korea’s largest telecommunications companies. From 2001 to 2007, Mr. Han was Partner and Head of Korea Office at SAIF, a leading Asian private equity firm that was, until its spin off in 2006, a subsidiary of Softbank Group, the Japanese multinational conglomerate holding company. From 2000 to 2001, Mr. Han was a Vice President and General Partner at Softbank Korea & Softbank Ventures Korea, the Korean arm of Softbank Group. Mr. Han obtained an MBA from the Stanford Graduate School of Business and a BA in Business Administration from Seoul National University.

Hyunchan Cho, Independent Director

Mr. Hyunchan Cho is our independent director. Mr. Cho brings over 20 years of experience in his successful career in investing. Since 2019, Mr. Cho has served as a partner and the Head of Infrastructure Investment for IMM Investment, a leading Korean alternative asset investment firm. He has also since 2019 served as the CEO of IMM Asset Management, the overseas affiliate of IMM Investment. From 1999 to 2019, Mr. Cho held various positions at the International Finance Corporation (IFC), the private sector arm of the World Bank Group including Director for Asia-Pacific Infrastructure and Natural Resources, and Senior Country Manager for China, Korea and Mongolia. Mr. Cho obtained a PhD in Civil Engineering from the University of Tokyo, a master’s degree in Civil Engineering from Stanford University, and a BS in Civil Engineering from Yonsei University in South Korea.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members. Each director serves a two-year term . In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on the NASDAQ. Only holders of Class B ordinary shares will have the right to appoint directors in any general meeting held prior to or in connection with the completion of our initial business combination. Holders of our public shares will not have the right to appoint any directors to our board of directors prior to our initial business combination. Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent, subject to phase-in rules and a limited exception. Under the NASDAQ listing standards, an “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship with the company which in the opinion of the company’s board of directors, could interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Dr. Shrijay Vijayan, Donghyun Han and Hyunchan Cho is an “independent director” as defined in the NASDAQ listing standards and applicable SEC rules.

Officer and Director Compensation

None of our officers or directors have received any cash compensation for services rendered to us. However, we currently pay each of Theron E. Odlaug and Steven Norman a monthly fee of $3,000 each beginning December 3, 2021. Commencing on November 30, 2021 through the earlier of consummation of our initial business combination and our liquidation, we pay our sponsor $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. In addition, our sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and limited exceptions, the rules of NASDAQ and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and limited exceptions, the rules of NASDAQ require that the compensation committee and the nominating committee of a listed company be comprised solely of independent directors. Each operates under a charter that has been approved by our board and has the composition and responsibilities described below. The charter of each committee is available on our website www.tlgyacquisition.com.

Audit Committee

Dr. Shrijay Vijayan, Mr. Donghyun Han and Mr. Hyunchan Cho serve as members of our audit committee. Mr. Donghyun Han serves as the chair of the audit committee.

Under NASDAQ listing standards and applicable SEC rules, all the directors on the audit committee must be independent. Each member of the audit committee is financially literate and our board of directors has determined that Donghyun Han qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;” reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and;

•	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities;

Compensation Committee

Dr. Shrijay Vijayan, Mr. Donghyun Han and Mr. Hyunchan Cho serve as members of our compensation committee. Dr. Shrijay Vijayan serves as the chair of the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;

•	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to our sponsor of $15,000 per month, for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, founder, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NASDAQ and the SEC.

Nominating and Corporate Governance Committee

Dr. Shrijay Vijayan, Mr. Donghyun Han and Mr. Hyunchan Cho serve as members of our nominating and corporate governance committee. Mr. Hyunchan Cho serves as the chair of the nominating and corporate governance committee.

We have adopted a nominating and corporate governance committee charter, which details the principal functions of the nominating and corporate governance committee, including:

•	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;

•	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2021 there were no delinquent filers.

Code of Business Conduct and Ethics and Committee Charters

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Business Conduct and Ethics as an exhibit to this report. You will be able to review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics and the charters of the committees of our board of directors will be provided without charge upon request from us. If we make any amendments to our Code of Business Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or the NASDAQ rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

•	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

•	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

•	directors should not improperly fetter the exercise of future discretion;

•	duty to exercise powers fairly as between different sections of shareholders;

•	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

•	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including affiliates of our sponsor and to certain companies in which such officers or directors have invested or will invest. Subject to his or her fiduciary duties under Cayman Islands law, none of our officers and directors who are also officers of our sponsor and/or employees of its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject always to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Type of Business	Affiliation
Jin-Goon Kim	DongDu International Group Longhua Innovation Capital Limited Longhua Innovation Capital Investment Corporation LLC TLGY Holdings LLC	Real estate Investment holding Investment holding Investment holding	Independent Director of the board and serves in the nomination committee Sole director Manager Manager
Theron E. Odlaug	Dravet Syndrome Foundation Ascendia Pharmaceuticals Inc. Pharma Nobis LLC.	Non-profit research organization Contract development and manufacturing Contract manufacturing	Director of the board Director of the board and serves on the compensation committee Chairman of the board
Steven Norman	Growth Acumen Pty Ltd	Technology consulting	Director of the board
Shrijay Vijayan	Hospital for Special Surgery	Hospital	Director of Innovation and Technology Commercialization
Donghyun Han	ST Invictus Partners Limited Solid Inc. KEB Hana Global Finance	Start-up advisory and investment Telecom equipment Banking and financial services	Sole director Independent Director of the board and the chair of the audit committee Independent Non-Executive Director and the chair of the audit committee
Hyunchan Cho	IMM Investment Inc H.C.CHO Investment Limited IMM Asset Management IMM International Limited Eco Management Korea Holdings Inc.	Asset management Private investment Asset management Asset management Waste management	Partner & Head of Infrastructure Director of the board CEO and Director of the board Director of the board Director of the board

Potential investors should also be aware of the following other potential conflicts of interest:

•	Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

•	Our initial shareholders purchased founder shares prior to the date of this report and purchased private placement warrants in a transaction that closed simultaneously with the closing of our IPO. Our sponsor, officers, directors and other initial shareholders have, pursuant to written agreements with us, agreed to waive their redemption rights with respect to their founder shares and (other than with respect to the representative of the underwriters) public shares in connection with the completion of our initial business combination. Additionally, our sponsor, officers, directors and other initial shareholders have agreed to, pursuant to written agreements with us, waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Furthermore, our sponsor, officers, directors and other initial shareholders have agreed not, pursuant to written agreements with us, to transfer, assign or sell any of their founder shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of our initial business combination or (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lockup. The private placement warrants (including the Class A ordinary shares issuable upon exercise of the private placement warrants) will not be transferable until 30 days following the completion of our initial business combination. Because each of our officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

•	Certain individuals involved in our acquisition process, including our founder Jin-Goon Kim, do not have fiduciary or contractual duties to us that prevent them from presenting business opportunities to other entities or otherwise acting against our best interests. Their fiduciary and contractual duties to other entities may present a conflict of interest

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our founder, sponsor, officers or directors or completing the business combination through a joint venture or other form of shared ownership with our founder, sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our founder, sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking which is a member of FINRA or a valuation or appraisal firm, that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination except that we currently pay each of Theron E. Odlaug and Steven Norman a monthly fee of $3,000 each beginning on December 3, 2021. Further, commencing November 30, 2021, we pay our sponsor $15,000 per month for office space, utilities, secretarial and administrative services provided to members of our management team.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public shareholders for a vote, our sponsor, officers, directors and other initial shareholders have, pursuant to written agreements with us, agreed to vote their founder shares, and they and the other members of our management team have agreed to vote their founder shares and any shares purchased during or after the IPO in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. Executive Compensation.

We currently pay each of Theron E. Odlaug and Steven Norman a monthly fee of $3,000 each beginning on December 3, 2021 . In addition, our sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 30, 2022 with respect to the beneficial ownership of ordinary shares, by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

•	each of our founder, officers and directors; and

•	all our founder, officers and directors as a group.

The following table is based on 28,750,000 ordinary shares outstanding on March 30, 2021, of which 23,000,000 were Class A ordinary shares and 5,750,000 were Class B ordinary shares. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this report.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)		Approximate Percentage of Issued and Outstanding Shares
TLGY Sponsors LLC(3)	5,344,700		18.6%
Jin-Goon Kim(3)	5,344,700		18.6%
Shrijay (Jay) Vijayan	30,000		*
Donghyun Han	30,000		*
Hyunchan Cho	30,000		*
Steven Norman(4)	—	(4)	—
Theron Odlaug(4)	—	(4)	—
All officers and directors as a group (6 individuals)	5,434,700		18.9%
Saba Capital Management, L.P.(5)	1,987,710		6.9%
Boaz R. Weinstein(5)	1,987,710		6.9%
Saba Capital Management GP, LLC(5)	1,987,710		6.9%
Castle Creek Arbitrage, LLC(6)	1,786,898		6.2%
Mr. Allan Weine(6)	1,786,898		6.2%

* Less than one percent

(1)	Unless otherwise noted, the business address of each of the following is c/o TLGY Sponsors LLC, Flat A, 6/F, Ho Lee Commercial Building, 38-44 D’Aguilar Street, Central, Hong Kong SAR.

(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities” in the prospectus for our IPO.

(3)	TLGY Sponsors LLC, our sponsor, is the record holder of the shares reported herein. Jin-Goon Kim is the manager of TLGY Holdings LLC, which is the manager of our sponsor, and has joint voting and investment discretion with respect to the ordinary shares held of record by TLGY Sponsors LLC. Accordingly, the shares held by our sponsor may be deemed to be beneficially held by Jin-Goon Kim. Jin-Goon Kim disclaims beneficial ownership of the ordinary shares held of record by TLGY Sponsors LLC, except to the extent of any pecuniary interest therein.

(4)	This individual does not beneficially own any of our ordinary shares. However, this individual has a pecuniary interest in the founder shares through his ownership of membership interests of our sponsor.

(5)	According to a Schedule 13G/A filed on February 14, 2022, on behalf of Saba Capital Management, L.P., Boaz R. Weinstein and Saba Capital Management GP, LLC. The business address of each of these shareholders is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(6)	According to a Schedule 13G filed on February 11, 2022, on behalf of Castle Creek Arbitrage, LLC and Mr. Allan Weine. The business address of each of these shareholders is 190 South LaSalle Street, Suite 3050, Chicago, Illinois 60603.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On June 17, 2021, our sponsor paid $25,000, or approximately $0.0043 per share, to cover certain of our offering and formation costs in exchange for 5,750,000 founder shares. On August 7, 2021, our sponsor surrendered an aggregate of 718,750 founder shares for no consideration, thereby reducing the aggregate number of founder shares outstanding to 5,031,250, resulting in a purchase price paid for the founder shares of approximately $0.005 per share. On December 3, 2021, our sponsor transferred 30,000 founder shares to each of our independent directors, Dr. Shrijay (Jay) Vijayan, Donghyun Han and Hyunchan Cho, each at an aggregate purchase price of $150, or approximately $0.005 per share. Prior to the initial investment in the company of $25,000 by our sponsor, the company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. The number of founder shares outstanding was determined based on the expectation that the total size of our IPO would be a maximum of 20,125,000 units, and therefore that such founder shares would represent 20% of the sum of the issued and outstanding shares after our IPO.

Our sponsor purchased an aggregate of 10,659,500 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or $10,659,500 in the aggregate, in a private placement simultaneously with the closing of our IPO. On December 8, 2021, our sponsor purchased an additional 600,000 Additional Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at $1.00 per Additional Private Placement Warrant, or $600,000 in the aggregate. The private placement warrants are identical to the warrants sold in our IPO except that the private placement warrants, so long as they are held by our sponsor or its permitted transferees, (i) will not be redeemable by us, (ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. The private placement warrants (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Commencing on November 30, 2021 through the earlier of consummation of our initial business combination and our liquidation, we will pay our sponsor $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

No compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, we currently pay each of Theron E. Odlaug and Steven Norman a monthly fee of $3,000 each beginning on December 3, 2021. In addition, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

Prior to the consummation of our IPO, our sponsor loaned an aggregate of $300,000 to us under an unsecured promissory note, which we used to cover offering-related and organizational expenses. The loans were fully repaid upon the closing of our IPO on December 3, 2021.

In addition, in order to finance transaction costs in connection with an intended initial business combination or to extend our time period for consummating an initial business combination, our sponsor and its affiliates or designees may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such working capital loaned amounts and time extension loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such working capital loans and up to $3,000,000 of loans made to extend our time period for consummating an initial business combination (as described elsewhere in the annual report) may be convertible into private placement warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Any of the foregoing payments to our sponsor, repayments of loans from our sponsor or repayments of working capital loans and time extension loans prior to our initial business combination will be made using funds held outside the trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors has adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year-end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy include: (i) our directors or officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its shareholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm since inception include:

For the Year Ended December 31, 2021
Audit Fees(1)	$105,063
Audit-Related Fees(2)	$-
Tax Fees(3)	$-
All Other Fees(4)	$-
Total Fees	$105,063

(1) Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2) Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3) Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4) All Other Fees. All other fees consist of fees billed for all other services

Our audit committee was formed in connection with the completion of our IPO. As a result, the audit committee did not pre-approve any of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to de minimis exceptions for non-audit services as described in the Exchange Act that are approved by the audit committee prior to the completion of the audit).

Part IV

Item 15. Exhibits, Financial Statements and Financial Statement Schedules.

(a)            The following documents are filed as part of this Report:

(1)            Financial Statements

(2)            Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto included below in this Item 15 of Part IV.

(3)            Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be obtained on the SEC website at www.sec.gov.

EXHIBIT INDEX

Exhibit No.	Description
1.1*	Underwriting Agreement, dated November 30, 2021, between the Company and Mizuho Securities USA LLC.(1)
3.1*	Amended and Restated Memorandum and Articles of Association.(1)
4.1*	Specimen Unit Certificate.(2)
4.2*	Specimen Class A Ordinary Share Certificate.(2)
4.3*	Specimen Warrant Certificate.(2)
4.4*	Warrant Agreement, dated November 30, 2021, between the Company and Continental Stock Transfer & Trust Company.(1)
4.5**	Description of Shares.
10.1*	Investment Management Trust Agreement, dated November 30, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee.(1)
10.2*	Registration Rights Agreement, dated November 30, 2021, between the Company and TLGY Sponsors LLC.(1)
10.3*	Private Placement Warrants Purchase Agreement, dated November 30, 2021, between the Company and TLGY Sponsors LLC.(1)
10.4*	Form of Indemnity Agreement between the Company and each of the Company’s directors and officers.(2)
10.5*	Promissory Note, dated June 17, 2021, issued to TLGY Sponsors LLC.(2)
10.6*	Securities Subscription Agreement, dated June 17, 2021, between the Company and TLGY Sponsors LLC.(2)
10.7*	Letter Agreement, dated November 30, 2021, between the Company, TLGY Sponsors LLC and each of the Company’s officers, directors and Centaury Management Ltd.(1)
10.8*	Administrative Services Agreement, dated November 30, 2021, between the Company and TLGY Sponsors LLC.(1)
24.1	Power of Attorney (included in the signature pages herein).
31.1**	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2**	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b). and 18 U.S.C. 1350.
32.2**	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

*	Incorporated by reference
**	Filed herewith

(1)	Incorporated by reference to the Company’s current report on Form 8-K, filed with the SEC on December 6, 2021 (File No. 001-41101).

(2)	Incorporated by reference to the Company’s registration statement on Form S-1/A, filed with the SEC on November 17, 2021 (File No. 333-260242).

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2022.

TLGY ACQUISITION CORPORATION

By:	/s/ Jin-Goon Kim
Name: Jin-Goon Kim
Title: Chairman and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jin-Goon Kim his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorney-in-fact and agent, acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated

Name	Position	Date

/s/ Jin-Goon Kim	Chairman and Chief Executive Officer	March 31, 2022
Jin-Goon Kim	(Principal Executive Officer)

/s/ Steven Norman	Chief Financial Officer	March 31, 2022
Steven Norman	(Principal Financial and Accounting Officer)

/s/ Shrijay Vijayan	Director	March 31, 2022
Shrijay Vijayan

/s/ Donghyun Han	Director	March 31, 2022
Donghyun Han

/s/ Hyunchan Cho	Director	March 31, 2022
Hyunchan Cho

New York Office 7 Penn Plaza, Suite 830 New York, NY 10001 T 212.279.7900

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of TLGY Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of TLGY Acquisition Corp. (the “Company”) as of December 31, 2021, the related statements of operations, change in shareholders’ deficit and cash flows for the period from May 21, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and the results of its operations and its cash flows for the period from May 21, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum Bernstein & Pinchuk llp

Marcum Bernstein & Pinchuk llp

We have served as the Company’s auditor since 2021.

New York

March 31, 2022

PCAOB ID NO. 5395

TLGY Acquisition CorpORATION

BALANCE SHEET

As of December 31, 2021

ASSETS
Current Assets:
Cash	$1,452,817
Prepaid expenses	308,125
Other current assets	24,567
Total Current Assets	1,785,509

Investments held in Trust Account	234,600,000

Other assets	281,955
Total Assets	$236,667,464

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$143,166
Accrued offering costs	35,348
Due to related party	111
Total Current Liabilities	178,625

Derivative warrant liabilities	10,580,041
Deferred underwriting commission	8,650,000

Total Liabilities	19,408,666

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A ordinary shares subject to possible redemption; 23,000,000 shares (at redemption value of approximately $10.20 per share)	234,000,000

Shareholders' deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 0 shares issued and outstanding (excluding 20,000,000 shares subject to possible redemption)	-
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 5,750,000 shares issued and outstanding	575
Additional paid-in capital	-
Accumulated deficit	(17,341,777)
Total Shareholders' Deficit	(17,341,202)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$236,667,464

The accompanying notes are an integral part of the financial statements.

TLGY Acquisition CorpORATION

STATEMENT OF OPERATIONS

For the Period May 21, 2021 (Inception) Through December 31, 2021
EXPENSES
Administration fee - related party	15,000
General and administrative	816,357
TOTAL EXPENSES	831,357

OTHER INCOME (EXPENSES)
Offering costs allocated to warrant liability	(442,567)
Change in fair value of derivative warrants	3,436,685
TOTAL OTHER INCOME (EXPENSES) - NET	2,994,118

Net income	$2,162,761

Weighted average number of Class A ordinary shares outstanding, basic and diluted	2,808,036
Basic and diluted net income per Class A ordinary share	$0.27

Weighted average number of Class B ordinary share outstanding, basic and diluted	5,056,920
Basic and diluted net income per Class B ordinary share	$0.27

The accompanying notes are an integral part of the financial statements.

TLGY Acquisition CorpORATION

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD MAY 21, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class B		Additional
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of May 21, 2021 (inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	5,750,000	575	24,425	—	25,000

Transfer of Class B ordinary shares to officers and directors	—	—	569,868	—	569,868

Transfer of Class B ordinary shares to Representative and Sponsor investor	—	—	969,382	—	969,382

Remeasurement of Class A ordinary shares to redemption value	—	—	(1,563,675)	(19,504,538)	(21,068,213)

Net income	—	—	—	2,172,761	2,162,761
Balance as of December 31, 2021	5,750,000	$575	$—	$(17,341,777)	$(17,341,202)

The accompanying notes are an integral part of the financial statements.

TLGY Acquisition CorpORATION

STATEMENT OF CASH FLOWS

For the Period May 21, 2021 (Inception) Through December 31 2021
Cash Flows From Operating Activities:
Net income	$2,162,761
Adjustments to reconcile net income to net cash used in operating activities:
Formation and organization costs paid by related parties	6,255
Change in fair value of derivative liabilities	(3,436,685)
Offering costs allocated to derivative warrant liabilities	442,567
Share-based compensation	569,868
Changes in operating assets and liabilities:
Prepaid expenses	(308,125)
Other current assets	(24,567)
Other assets	(281,955)
Changes in accrued offering costs	35,348
Accounts payable and accrued expenses	143,166
Net Cash Used In Operating Activities	(691,367)

Cash Flows From Investing Activities:
Investment of cash in Trust Account	(234,600,000)
Net Cash Used In Investing Activities	(234,600,000)

Cash Flows From Financing Activities:
Proceeds from sale of Units in Public Offering, net of underwriting fee	226,000,000
Proceeds from sale of Private Placement Warrants	11,259,500
Proceeds from promissory note – related party	267,752
Repayment of promissory note – related party	(267,752)
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Due to related party	111
Payment of offering costs	(540,427)
Net Cash Provided By Financing Activities	236,744,184

Net change in cash	1,452,817
Cash at beginning of period	—
Cash at end of period	$1,452,817

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ commissions in connection with the Public Offering	$8,650,000
Transfer of Class B ordinary shares to Representative and Sponsor investor	$969,385
Remeasurement of Class A ordinary shares to redemption value	$25,275,733

The accompanying notes are an integral part of the financial statements.

TLGY Acquisition CorpORATION

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

TLGY Acquisition Corporation (the “Company”) was incorporated in the Cayman Islands on May 21, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from May 21, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on November 30, 2021. On December 3, 2021, the Company consummated the Initial Public Offering of 20,000,000 units (“Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), generating gross proceeds of $200,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 10,659,500 warrants (the “Private Placement Warrants”) to TLGY Sponsors LLC (the “Sponsor”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $10,659,500.

On December 8, 2021, the Company consummated the closing of the sale of an additional 3,000,000 Units (the “Option Units”) at $10.00 per Option Unit, pursuant to the underwriters’ exercise in full of their over-allotment option, generating gross proceeds of $30,000,000. The Company also consummated the closing of the sale of an additional 600,000 Private Placement Warrants at $1.00 per Private Placement Warrant, generating gross proceeds of $600,000, to the Sponsor in respect of its obligation to purchase such additional Private Placement Warrants upon the exercise of the underwriters’ over-allotment option.

Transaction costs amounted to $14,183,689 consisting of $4,000,000 of underwriting fees, $8,650,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) and $1,533,689 of other offering costs related to the Initial Public Offering. Cash of $1,452,706 was held outside of the Trust Account on December 31, 2021 and was available for working capital purposes. As described in Note 6, the $8,650,000 deferred underwriting fees are contingent upon the consummation of the Business Combination within 15 months (or up to 24 months if extended) from the closing of the Initial Public Offering.

Following the closing of the Initial Public Offering on December 3, 2021 and the sale of the underwriters’ overallotment units on December 8, 2021, an amount of $234,600,000 ($10.20 per Public Share) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in the Trust Account which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account to the Company’s shareholders, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions and taxes payable on the income earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.20 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (ASC 480).

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”). In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of the Class A ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The Public Shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place. Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination.

If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, if the Company seeks shareholder approval of the Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment.

If the Company has not completed a Business Combination within 15 months from the closing of the Initial Public Offering (or up to 24 months from the closing of the Initial Public Offering if the period of time to consummate a business combination is extended in accordance with the terms of the Amended and Restated Memorandum and Articles of Association) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.20 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per Public Share, due to reductions in the value of trust assets, in each case net of the interest that may be withdrawn to pay taxes. This liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Management’s Plan

As of December 31, 2021, the Company had cash of approximately $1.5 million and working capital of approximately $1.6 million. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available outside of the Trust Account following the completion of the Initial Public Offering will enable it to sustain operations for a period of at least one-year from the issuance date of this financial statement. Accordingly, substantial doubt about the Company’s ability to continue as a going concern as disclosed in previously issued financial statements has been alleviated.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company is presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the balance sheet, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

 Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,452,817, of which $1,452,706 is held outside the Trust Account, and no cash equivalents as of December 31, 2021.

Investments held in Trust Account

At December 31, 2021, the Company had $234.6 million in investments held in the Trust Account. The Company’s portfolio of investments held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs associated with warrant liabilities are expensed as incurred. Offering costs associated with the Units were allocated between temporary equity and the Public Warrants by the relative fair value method. Offering costs of $534,172 consisted principally of costs incurred in connection with preparation for the Initial Public Offering. These offering costs, together with the underwriter fees of $12,650,000 (or $4,000,000 paid in cash upon the closing of the Initial Public Offering and a deferred fee of $8,650,000), were allocated between temporary equity, the Public Warrants and the Private Warrants in a relative fair value method upon completion of the Initial Public Offering. Of these costs, $442,567 were allocated to the Public Warrants and to the Private Placement Warrants and are charged to the statement of operations. In addition, the Company recorded the fair value of $999,517 (net of consideration) for an aggregate of 300,300 Class B shares transferred to Mizuho Securities USA LLC, the representative of the underwriters and 15,000 Class B shares transferred to Centaury Management Ltd., an investor in the Sponsor, each transferred upon the closing of the Initial Public Offering

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 3, 2021, the 23,000,000 Class A ordinary shares subject to possible redemption in the amount of $234,600,000 at $10.20 per Public Share are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized a measurement adjustment from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit of approximately $19.5 million.

At December 31, 2021, the Class A ordinary shares reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Offering costs allocated to Class A ordinary shares	(13,741,123)
Proceeds allocated to Public Warrants	(6,934,500)
(20,675,623)
Plus:
Remeasurement of carrying value to redemption value	25,275,623
Class A ordinary shares subject to possible redemption	$234,600,000

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. The remeasurement adjustment associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As of December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and subsequently share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income per ordinary share.

	For the period May 21, 2021 (Inception) Through
	December 31, 2021
	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$772,173	$1,390,588
Denominator:
Basic and diluted weighted average shares outstanding	2,808,036	5,056,920
Basic and diluted net income per ordinary share	$0.27	$0.27

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

See Note 9 for additional information regarding liabilities measured at fair value.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” The Company’s derivative instruments are recorded at fair value as of the closing date of the Initial Public Offering (December 3, 2021) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Public Warrants and the Private Placement Warrants are a derivative instrument. As the Public Warrants and the Private Placement Warrants meet the definition of a derivative, the Public Warrants and the Private Placement Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

Warrant Liabilities

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging” whereby under that provision, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value at issuance was calculated using a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The valuation models utilize inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period. Upon issuance of the Private Warrants, the Company recorded a charge of $4,177,274 to additional paid in capital for the excess proceeds received from the sale of the Private Warrants over the fair value of private warrant liabilities.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt -Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06")”, which simplifies accounting for convertible instruments by removing major separation models required under current US GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 upon inception. Adoption of the ASU did not impact the Company's financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering and the underwriters’ exercise of the over-allotment option, the Company sold 23,000,000 Units at a purchase price of $10.00 per Unit generating gross proceeds to the Company in the total amount of $230,000,000, which includes the full exercise of the underwriter over-allotment option generating gross proceeds of $30,000,000 to the Company. Each Unit consists of one share of the Company’s Class A ordinary shares, par value $0.0001 per share (the “Class A common shares”), and one-half of one redeemable warrant of the Company (each whole warrant, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment. See Note 8.

NOTE 4 — PRIVATE PLACEMENTS

Simultaneously with the closing of the Initial Public Offering and the exercise of the over-allotment option, the Company consummated the private sale (the “Private Placement”) of an aggregate of 11,259,500 warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $11,259,500.

A portion of the proceeds from the Private Placement Units was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Units will be worthless.

The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain exceptions.

NOTE 5 — RELATED PARTIES

Founder Shares

On June 17, 2021, the Sponsor received 5,750,000 of the Company’s Class B ordinary shares (the “Founder Shares”) in exchange for cash paid on behalf of the Company of $25,000. On August 7, 2021, the Sponsor surrendered and forfeited 718,750 Founder Shares for no consideration, following which the Sponsor holds 5,031,250 Founder Shares. On November 30, 2021, the Company effected a further issuance of founder shares, resulting in the Sponsor holding an aggregate of 5,750,000 founder shares. All share amounts have been retroactively restated to reflect this surrender. The Founder Shares include an aggregate of up to 750,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. Upon the exercise of the over-allotment option, these shares are no longer subject to forfeiture.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their shares of ordinary shares for cash, securities or other property.

Concurrent with the closing of the offering, the sponsor transferred 30,000 Class B ordinary shares to each of the three independent directors, at an aggregate purchase price of $150, or approximately $0.005 per share. The Company recorded share-based compensation of $569,868 to the statement of operations for services rendered.

General and Administrative Services

Commencing on November 30, 2021, the Company has agreed to pay the Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the period ended December 31, 2021, the Company incurred $15,000 pursuant to the administrative services agreement which was paid in full as of December 31, 2021.

Promissory Note — Related Party

On June 17, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2022, or (ii) the consummation of the Proposed Public Offering. As of December 31, 2021, the amounts outstanding under the Promissory Note were paid in full.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of its officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

Time Extension Funding Loans

In addition, in order to extend the Company’s time period for consummating a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of its officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes its Business Combination, the Company will repay such loaned amounts. In the event that the Business Combination does not close, no proceeds from the Trust Account would be used to repay such time extension funding loaned amounts. If the Company does not complete a Business Combination, the Company will not repay such time extension funding loans. Up to $3,000,000 of loans made to extend the time period for consummating an initial business combination may be convertible into private placement warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of a Business Combination, the Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans or Extension Loan (and any shares of ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans or Extension Loan and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.

On December 3, 2021, concurrent with the closing of the offering, the underwriters were paid a cash underwriting discount of $0.20 per Unit, or $4,000,000 in the aggregate (regardless of whether the underwriters’ over-allotment option to purchase additional units is exercised in full), which was paid upon the closing of the Initial Public Offering. In addition, the underwriters will be entitled to a deferred fee of $0.35 per Unit, or $7,000,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

On December 8, 2021, the Company consummated the closing of the sale of an additional 3,000,000 Option Units at $10.00 per Option Unit, pursuant to the underwriters’ exercise in full of their over-allotment option, generating gross proceeds of $30,000,000. The Company recorded an additional deferred fee of $1,650,000 to be paid upon completion of a Business Combination.

The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement of which this prospectus forms a part pursuant to Rule 5110(e)(1) of the FINRA Manual. Concurrent with the closing of the Initial Public Offering, the Sponsor transferred 15,000 Class B ordinary shares to Centaury Management Ltd., an investor in the Sponsor, at an aggregate purchase price of $75, or approximately $0.005 per share. the Sponsor also transferred 300,300 Class B ordinary shares to Mizuho Securities USA LLC, the representative of the underwriters, at an aggregate purchase price of $1,000,000, or approximately $3.33 per share. The Company thus recorded additional transaction costs of $999,517, the grant date fair value of the shares net of consideration received.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 shares of preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no shares of preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021 there were 23,000,000 shares of Class A ordinary shares issued and outstanding, respectively, including 23,000,000 shares of Class A ordinary shares subject to possible redemption at December 31, 2021.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. On November 30, 2021, the Company effected a further issuance of founder shares, resulting in the Sponsor holding an aggregate of 5,750,000 founder shares. As of December 31, 2021, there were 5,750,000 shares of Class B ordinary shares issued and outstanding.

Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of ordinary shares, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as otherwise required by law. In connection with a Business Combination, the Company may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of the Initial Public Offering.

The shares of Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B ordinary shares shall convert into shares of Class A ordinary shares will be adjusted (unless the holders of a majority of the then-outstanding shares of Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A ordinary shares issuable upon conversion of all shares of Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of ordinary shares outstanding upon the completion of Initial Public Offering plus all shares of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of shares of Class A ordinary shares redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued or issuable to any seller of an interest in the target to the Company in a Business Combination.

NOTE 8 — WARRANTS LIABILITIES

Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Proposed Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A ordinary share pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Class A ordinary shares is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of residence of the exercising holder, or an exemption from registration is available.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A ordinary shares until the warrants expire or are redeemed. Notwithstanding the above, if the Class A ordinary share is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of Warrants When the Price per Share of Class A Ordinary Share Equals or Exceeds $18.00— Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per Public Warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period to each warrant holder; and

•	if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganization, recapitalizations and the like) for any 10 trading days within a 20-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of Warrants When the Price per Share of Class A Ordinary Share Equals or Exceeds $10.00— Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•	in whole and not in part;

•	at a price of $0.10 per warrant provided that the holder will be able to exercise their warrants on cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Class A ordinary shares;

•	upon a minimum of 30 days’ prior written notice of redemption;

•	if, and only if, the last reported sale price of the Class A ordinary share equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganization, recapitalizations and the like) for any 10 trading days within a 20-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company accounts for the 22,759,500 warrants to be issued in connection with the Initial Public Offering (including 11,500,000 Public Warrants and 11,259,500 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company will classify each warrant as a liability at its fair value and the warrants will be allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

Upon issuance of the derivative warrants, the Company recorded a derivative liability of $14,106,726 on the balance sheet. The fair value of the Private Placement Warrants exceeded the proceeds received from the Private Placement Warrants and the Company recorded a charge of $4,177,274 to additional paid in capital.

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021
Investments held in Trust Account	1	$234,600,000

Liabilities:
Warrant liability – Private Placement Warrants	3	5,382,041
Warrant liability – Public Warrants	3	5,198,000
		$10,580,041

The Public Warrants and the Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

The Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one Class A ordinary share and one-half of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of Class B ordinary shares, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption (temporary equity) and Class B ordinary shares (permanent equity) based on their relative fair values at the initial measurement date. The Public Warrants and the Private Placement Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term.

The key inputs into the Monte Carlo simulation model and the modified Black-Scholes model were as follows at initial measurement:

	December 3, 2021	December 31, 2021
Share price	$9.56	$9.72
Exercise price	$11.50	$11.50
Risk-free interest rate	1.26%	1.38%
Expected life of warrants	6.7 years	6.39 years
Expected volatility of underlying shares	12.3%	9.5%
Dividend yield	0%	0%
Probability of business combination	70%	70%

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

	Private Placement	Public	Warrant Liabilities
Fair value at May 21, 2021 (inception)	$—	$—	$—

Initial measurement at December 3 and December 8, 2021	7,082,226	6,934,500	14,016,726
Change in fair value of derivative liabilities	(1,700,185)	(1,736,500)	(3,436,685)
Fair value at December 31, 2021	$5,382,041	$5,198,000	$10,580,041

As of December 31, 2021, the derivative warrant liability was $10,580,041. In addition, for the period ended December 31, 2021, the Company recorded a gain of $3,436,685 on the change in fair value of the derivative warrant liabilities on the statements of operations. The fair value of the Private Placement Warrants exceeded the proceeds received from the Private Placement Warrants and the Company recorded a charge of $4,177,274 to additional paid in capital.

As discussed above, the Sponsor transferred Class B founder shares to three independent directors, the representative of the underwriters and an investor in the Sponsor. In order to calculate the fair value of these shares, the Company used a Monte Carlo simulation model. Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. Other than as mentioned, there are no transfers for the period from May 21, 2021 (inception) through December 31, 2021.

The key inputs into the Monte Carlo simulation model were as follows at initial measurement:

December 3, 2021
Share price	$9.56
Risk-free interest rate	0.76%
Expected life	2.46 years
Expected volatility of underlying shares	12.3%
Dividend yield	0%

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was available to be issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment to or disclosure in the financial statements.