Form 10-Q
period 2022-06-30
TLGY ACQUISITION CORP
filed 2022-08-12
CIK 1879814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, there were a total of 28,750,000 ordinary shares, comprising 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

TLGY ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

JUNE 30, 2022

		Page
PART 1 FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022 and for the Period From May 21, 2021 (inception) through June 30, 2021 (audited)	2
	Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the Three and Six Months Ended June 30, 2022 (unaudited) and the Period from May 21, 2021 (inception) through June 30, 2021 (audited)	3
	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and the Period from May 21, 2021 (inception) through June 30, 2021 (audited)	4
	Notes to Unaudited Condensed Financial Statements	5-18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

	SIGNATURES	28

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TLGY ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash	$1,047,051	$1,452,817
Prepaid expenses	350,186	308,125
Other Current Assets	—	24,567
Total Current Assets	1,397,237	1,785,509

Investments held in Trust Account	234,855,426	234,600,000

Other Assets	129,175	281,955
Total Assets	$236,381,838	$236,667,464

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$259,495	$143,166
Accrued Offering Costs	20,000	35,348
Due to related party	111	111
Total Current Liabilities	279,606	178,625

Derivative warrant liabilities	2,698,640	10,580,041
Deferred underwriting commission	8,650,000	8,650,000
Total liabilities	11,628,246	19,408,666

COMMITMENTS AND CONTINGENCIES

Class A ordinary shares subject to possible redemption; 23,000,000 shares (at $10.20 per share)	234,855,426	234,600,000

Shareholders’ deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, none issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(10,102,409)	(17,341,777)
Total Shareholders’ Deficit	(10,101,834)	(17,341,202)
LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$236,381,838	$236,667,464

The accompanying notes are an integral part of these unaudited condensed financial statements.

TLGY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

			For the Period
	For the Three	For the Six	from May 21, 2021
	Months Ended	Months Ended	(Inception) Through
	June 30,	June 30,	June 30,
	2022	2022	2021
EXPENSES	(unaudited)		(audited)
Administration fee - related party	$45,000	$90,000	$—
General and administrative	273,539	552,033	21,255
TOTAL EXPENSES	318,539	642,033	21,255

OTHER INCOME
Income earned on investments held in Trust Account	250,133	255,426	—
Change in fair value of derivative warrants	1,738,741	7,881,401	—
TOTAL OTHER INCOME	1,988,874	8,136,827	—

Net income (loss)	$1,670,335	$7,494,794	$(21,255)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	23,000,000	23,000,000	—
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.06	$0.26	$—

Weighted average number of Class B ordinary share outstanding, basic and diluted	5,750,000	5,750,000	5,000,000
Basic and diluted net income (loss) per Class B ordinary share (1)(2)(3)	$0.06	$0.26	$(0.00)

(1)	For the periods ended June 30, 2021, excludes an aggregate of up to 750,000 shares of Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7).
(2)	On August 7, 2021, the Sponsor surrendered and forfeited 718,750 founder shares for no consideration following which the Sponsor holds 5,031,250 founder shares. All share amounts for the periods ended June 30, 2021 have been retroactively restated to reflect this surrender.
(3)	On November 30, 2021, the Company effected a further issuance of founder shares, resulting in the Sponsor holding an aggregate of 5,750,000 founder shares. All share amounts for the periods ended June 30, 2021 retroactively restated to account for the share dividend as discussed in Note 5.

The accompanying notes are an integral part of these unaudited condensed financial statements.

TLGY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

	Class B		Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	5,750,000	$575	$—	$(17,341,777)	$(17,341,202)

Current period remeasurement to redemption value	—	—	—	(5,293)	(5,293)

Net income	—	—	—	5,824,459	5,824,459
Balance as of March 31, 2022	5,562,500	556	—	(11,522,611)	(11,522,036)

Current period remeasurement to redemption value	—	—	—	(250,133)	(250,133)

Net income	—	—	—	1,670,335	1,670,335
Balance as of June 30, 2022	5,562,500	$556	$—	$(10,102,409)	$(10,101,834)

	Class B		Additional
	Common Stock (1)(2)(3)		Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance as of May 21, 2021 (inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	(21,255)	(21,255)
Balance as of June 30, 2021	5,750,000	$575	$24,425	$(21,255)	$3,745

(1)	For the periods ended June 30, 2021, excludes an aggregate of up to 750,000 shares of Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7).
(2)	On August 7, 2021, the Sponsor surrendered and forfeited 718,750 founder shares for no consideration following which the Sponsor holds 5,031,250 founder shares. All share amounts for the periods ended June 30, 2021 have been retroactively restated to reflect this surrender.
(3)	On November 30, 2021, the Company effected a further issuance of founder shares, resulting in the Sponsor holding an aggregate of 5,750,000 founder shares. All share amounts for the periods ended June 30, 2021 retroactively restated to account for the share dividend as discussed in Note 5.

The accompanying notes are an integral part of these unaudited condensed financial statements.

TLGY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

		For the Period
		From May 21, 2021
	For the Six Months	(Inception)
	Ended	Through
	June 30,	June 30,
	2022	2021
Cash Flows From Operating Activities:	(unaudited)	(audited)
Net income (loss)	$7,494,794	$(21,255)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation and organization costs paid by related parties	—	6,255
Investment income earned on investments held in the Trust Account	(255,426)	—
Gain on change in fair value of derivative warrant liabilities	(7,881,401)	—
Changes in operating assets and liabilities:
Prepaid expenses	(42,061)	—
Other current assets	24,567	—
Other assets	152,780	—
Changes in accrued offering costs	(15,348)	15,000
Accounts payable and accrued expenses	116,329	—
Net Cash Used In Operating Activities	(405,766)	—

Net change in cash	(405,766)	—

Cash at beginning of period	1,452,817	—
Cash at end of period	$1,047,051	$—

Supplemental disclosure of non-cash financing activities:

Current period remeasurement to redemption value	$255,426	$—
Formation costs paid in exchange for Class B ordinary shares	$—	$6,255
Deferred offering costs paid in exchange for Class B ordinary shares	$—	$18,745
Deferred offering costs included in accrued offering costs	$—	$91,146

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from May 21, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $14,183,689 consisting of $4,000,000 of underwriting fees, $8,650,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”)) and $533,689 of other offering costs related to the Initial Public Offering. Cash of $1,047,051 was held outside of the Trust Account on June 30, 2022 and was available for working capital purposes. As described in Note 6, the $8,650,000 deferred underwriting fees are contingent upon the consummation of the Business Combination within 15 months (or up to 24 months if extended) from the closing of the Initial Public Offering.

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

If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

Liquidity and Management’s Plan

As of June 30, 2022, the Company had cash of approximately $1.0 million and working capital of approximately $1.1 million.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the funds held outside the Trust Account, as well as access to funds pursuant to a commitment letter from the Sponsor and a working capital loan, are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum and articles of association. Management has determined that if the Company is unsuccessful in consummating an initial business combination within 15 months from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raise substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed balance sheet.2

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable.

The financial statements do not include any adjustments that might result from the outcome of the above uncertainties.

2 Note to Brio: Please confirm whether these should be globally referred to as the “balance sheet” or “balance sheets.”

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of December 31, 2021 filed with the SEC on Form 10-K. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of June 30, 2022 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed balance sheets, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company had cash of $1,047,051 and $1,452,817, respectively held outside the Trust Account. The Company did not have any cash equivalents at June 30, 2022 and December 31, 2021.

Investments held in Trust Account

At June 30, 2022 and December 31, 2021, the Company had $234.7 million and $234.6 million in investments held in the Trust Account, respectively. The Company’s portfolio of investments held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs associated with warrant liabilities are expensed as incurred. Offering costs associated with the Units were allocated between temporary equity and the Public Warrants by the relative fair value method. Offering costs of $534,172 consisted principally of costs incurred in connection with preparation for the Initial Public Offering. These offering costs, together with the underwriter fees of $12,650,000 (or $4,000,000 paid in cash upon the closing of the Initial Public Offering and a deferred fee of $8,650,000), were allocated between temporary equity, the Public Warrants and the Private Warrants in a relative fair value method upon completion of the Initial Public Offering. Of these costs, $442,567 were allocated to the Public Warrants and to the Private Placement Warrants and are charged to the statements of operations. In addition, the Company recorded the fair value of $999,517 (net of consideration) for an aggregate of 300,300 Class B shares transferred to Mizuho Securities USA LLC, the representative of the underwriters and 15,000 Class B shares transferred to Centaury Management Ltd., an investor in the Sponsor, each transferred upon the closing of the Initial Public Offering

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, the 23,000,000 Class A ordinary shares subject to possible redemption in the amount of $234,855,426 and $234,600,000 at $10.20 per Public Share are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized a measurement adjustment from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit of approximately $19.5 million as of December 31, 2021. During the six months ended June 30, 2022, the Company recorded a measurement adjustment of $250,133 to increase to redemption value.

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

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As of June 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and subsequently share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income per ordinary share.

Three months
Ended June 30,
2022
Class A Redeemable ordinary shares
Numerator: Allocation of net income, as adjusted	$1,336,268
Denominator: Basic and diluted weighted average shares outstanding	23,000,000
Basic and diluted net income per Class A Ordinary Share	$0.06

Class B Non-redeemable ordinary shares
Numerator: Allocation of net income, as adjusted	$334,067
Denominator: Basic and diluted weighted average shares outstanding	5,750,000
Basic and diluted net income (loss) per Class B Ordinary Shares	$0.06

		For the Period
		from May 21,
	Six months	2021 (inception)
	Ended June 30,	through June 30,
	2022	2021
Class B Redeemable ordinary shares
Numerator: Allocation of net income, as adjusted	$5,995,835
Denominator: Basic and diluted weighted average shares outstanding	23,000,000
Basic and diluted net income per Class A Ordinary Share	$0.26

Class B Non-redeemable ordinary shares
Numerator: Allocation of net income, as adjusted	$1,498,959	$(21,255)
Denominator: Basic and diluted weighted average shares outstanding	5,750,000	5,000,000
Basic and diluted net income (loss) per Class B Ordinary Shares	$0.26	$(0.00)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as June 30, 2022 and December 31, 2021 The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” The Company’s derivative instruments are recorded at fair value as of the closing date of the Initial Public Offering (December 3, 2021) and re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. Derivative assets and liabilities are classified on the condensed balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Public Warrants and the Private Placement Warrants are a derivative instrument. As the Public Warrants and the Private Placement Warrants meet the definition of a derivative, the Public Warrants and the Private Placement Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the condensed statements of operations in the period of change.

Warrant Liabilities

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging” whereby under that provision, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjusts the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations. Upon issuance and as of December 31, 2021, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. As of June 30, 2022, the quoted market price is used as the fair value as of each relevant date for valuing the Public Warrants. The Private Placement Warrants are valued using a modified Black-Scholes model. The Company’s valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

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

A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will be worthless.

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

Concurrent with the closing of the Initial Public Offering, the Sponsor transferred 30,000 Class B ordinary shares to each of the three independent directors, at an aggregate purchase price of $150, or approximately $0.005 per share. During the period ended December 31, 2021, the Company recorded share-based compensation of $569,868 to the statements of operations for services rendered.

General and Administrative Services

Commencing on November 30, 2021, the Company has agreed to pay the Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2022, the Company incurred $45,000 and $90,000 pursuant to the administrative services agreement, respectively, which was paid in full as of June 30, 2022. As of June 30, 2022 and December 31, 2021, there was no amount due to related party in connection with administrative service agreement.

Promissory Note — Related Party

On June 17, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2022, or (ii) the consummation of the Initial Public Offering. The Company borrowed approximately

$268,000 under the Promissory Note and repaid the Promissory Note in full on December 8, 2021. As a result, the Promissory Note is no longer available as of June 30, 2022 and December 31, 2021.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of its officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

Time Extension Funding Loans

In addition, in order to extend the Company’s time period for consummating a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of its officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes its Business Combination, the Company will repay such loaned amounts. In the event that the Business Combination does not close, no proceeds from the Trust Account would be used to repay such time extension funding loaned amounts. If the Company does not complete a Business Combination, the Company will not repay such time extension funding loans. Up to $3,000,000 of loans made to extend the time period for consummating an initial business combination may be convertible into private placement warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender (the “Extension Loans”). Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of a Business Combination, the Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans or Extension Loans (and any shares of ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans or Extension Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.

On December 3, 2021, concurrent with the closing of the Initial Public Offering, the underwriters were paid a cash underwriting discount of $0.20 per Unit, or $4,000,000 in the aggregate (regardless of whether the underwriters’ over-allotment option to purchase additional units is exercised in full), which was paid upon the closing of the Initial Public Offering. In addition, the underwriters will be entitled to a deferred fee of $0.35 per Unit, or $7,000,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

On December 8, 2021, the Company consummated the closing of the sale of an additional 3,000,000 Option Units at $10.00 per Option Unit, pursuant to the underwriters’ exercise in full of their over-allotment option, generating gross proceeds of $30,000,000. The Company recorded an additional deferred fee of $1,650,000 to be paid upon completion of a Business Combination.

Concurrent with the closing of the Initial Public Offering, the Sponsor transferred 15,000 Class B ordinary shares to Centaury Management Ltd., an investor in the Sponsor, at an aggregate purchase price of $75, or approximately $0.005 per share. The Sponsor also transferred 300,300 Class B ordinary shares to Mizuho Securities USA LLC, the representative of the underwriters, at an aggregate purchase price of $1,000,000, or approximately $3.33 per share (the “Representative’s Shares”). The Company thus recorded additional transaction costs of $999,517, the grant date fair value of the shares net of consideration received. The Representative’s Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement of which this prospectus forms a part pursuant to Rule 5110(e)(1) of the FINRA Manual.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares —The Company is authorized to issue 5,000,000 shares of preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares —The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 23,000,000 shares of Class A ordinary shares issued and outstanding, respectively, including 23,000,000 shares of Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares —The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. On November 30, 2021, the Company effected a further issuance of Founder Shares, resulting in the Sponsor holding an aggregate of 5,750,000 Founder Shares. As of June 30, 2022 and December 31, 2021, there were 5,750,000 shares of Class B ordinary shares issued and outstanding.

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

NOTE 8 — WARRANTS LIABILITIES

Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers of the Private Placement Warrants or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company accounts for the 22,759,500 warrants issued in connection with the Initial Public Offering (including 11,500,000 Public Warrants and 11,259,500 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. As of June 30, 2022 and December 31, 2021, the derivative warrant liability was $2,698,640 and $10,580,041, respectively.

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,		December 31,
Description	Level	2022	Level	2021
Assets:
Investments held in Trust Account	1	$234,855,426	1	$234,600,000

Liabilities:
Warrant liability – Private Placement Warrants	3	$1,376,140	3	5,382,041
Warrant liability – Public Warrants	1	1,322,500	3	5,198,000
		$2,698,640		$10,580,041

The Public Warrants and the Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

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

The subsequent measurements as of June 30, 2022 of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the publicly traded closing price of the Public Warrants of $0.12 per warrant, was used as the fair value as of the relevant date. The terms of the Private Placement Warrants are analogous to the Public Warrants with the exception that they are not redeemable. As such, these warrants were valued using a modified Black-Scholes model.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2022:

Fair Value
Measurement
Using Level 3
Inputs Total
Balance, fair value at December 31, 2021	$10,580,041
Transfer to Level 1	(5,198,000)
Change in fair value of derivative warrant liabilities	(4,005,901)
Balance, June 30, 2022	$1,376,140

The key inputs into the Monte Carlo simulation model and the modified Black-Scholes model were as follows at initial measurement:

	June 30, 2022		December 31, 2021
Share price	$9.98		$9.72
Exercise price	$11.50		$11.50
Risk-free interest rate	3.02%		1.38%
Expected life of warrants	5.87	years	6.39	years
Expected volatility of underlying shares	8.3%		9.5%
Dividend yield	0%		0%
Probability of business combination	60%		70%

As of June 30, 2022 and December 31, 2021, the derivative warrant liability was $2,698,640 and $10,580,041, respectively. In addition, for the three and six months ended June 30, 2022, the Company recorded a gain of $1,738,741 and $7,881,401 on the change in fair value of the derivative warrant liabilities on the condensed statements of operations, respectively.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment to or disclosure in the financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (the “Initial Public Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 3, 2021 and the Company’s annual report on Form 10-K filed with the SEC on March 31, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward- looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

As of June 30, 2022, we had not commenced any operations nor generated any revenues. Our only activities from inception through June 30, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, since the completion of our Initial Public Offering, searching for a target to consummate an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to continue to generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect that we will continue to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination.

For the three months ended June 30, 2022, we had net income of $1,670,335, which was primarily due to the change in fair value of the derivative warrant liabilities of $1,738,741 and interest income on funds held in Trust of $106,300. These amounts were offset by total operating expense of $318,539.

For the six months ended June 30, 2022, we had net income of $7,494,794, which was primarily due to the change in fair value of the derivative warrant liabilities of $7,881,401 and interest income on funds held in Trust of $111,593. These amounts were offset by total operating expense of $642,033.

For the three months ended June 30, 2021 and the period May 21, 2021 (inception) through June 30, 2021, we had net loss of $21,255, which was organization and formation costs.

Liquidity and Capital Resources

As of June 30, 2022, we had cash held outside the trust account of $1,047,051. We intend to use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

As of June 30, 2022, the Company had working capital of approximately $1.1 million, current liabilities of approximately $260,000 and cash of approximately $1.0 million.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the funds held outside the Trust Account, as well as access to funds pursuant to a commitment letter from the Sponsor and a working capital loan, are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum and articles of association. Management has determined that if the Company is unsuccessful in consummating an initial business combination within 15 months from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raise substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein.

Contractual Obligations

Administrative Services Agreement

Commencing on November 30, 2021, and until the earlier of the completion of our initial business combination or liquidation, we will pay our sponsor $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team.

Registration Rights

The holders of the founder shares, private placement warrants and any warrants that may be issued upon conversion of the working capital loans and loans made to extend our time period for consummating an initial business combination (and in each case holders of their component securities, as applicable) are entitled to registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement signed on November 30, 2021, requiring us to register such securities for resale (in the case of the founder shares, only after conversion to our Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, these holders have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Critical Accounting Estimates and Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting estimates and policies:

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the report of the independent registered public accounting firm providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

As of June 30, 2021, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

TLGY ACQUISITION CORPORATION

Date: August 12, 2022	By:	/s/ Jin-Goon Kim
		Name:	Jin-Goon Kim
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Steven Norman
		Name:	Steven Norman
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)