Form 10-Q
period 2022-09-30
TLGY ACQUISITION CORP
filed 2022-11-01
CIK 1879814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, there were a total of 28,750,000 ordinary shares, comprising 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

TLGY ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

SEPTEMBER 30, 2022

		Page
PART 1 FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the Three Months Ended September 30 2022 and 2021, for the Nine Months Ended September 30, 2022 and for the Period From May 21, 2021 (inception) through September 30, 2021 (unaudited)	2
	Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the Three and Nine Months Ended September 30, 2022 (unaudited) and the Period from May 21, 2021 (inception) through September 30, 2021 (unaudited)	3
	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and the Period from May 21, 2021 (inception) through September 30, 2021 (unaudited)	4
	Notes to Unaudited Condensed Financial Statements	5-18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	24

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

	SIGNATURES	28

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TLGY ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash	$816,260	$1,452,817
Prepaid expenses	328,374	308,125
Other current assets	—	24,567
Total Current Assets	1,144,634	1,785,509

Investments held in Trust Account	235,998,721	234,600,000

Other assets	51,510	281,955
Total Assets	$237,194,865	$236,667,464

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$268,308	$143,166
Accrued offering costs	20,000	35,348
Due to related party	111	111
Total Current Liabilities	288,419	178,625

Derivative warrant liabilities	2,364,525	10,580,041
Deferred underwriting commission	8,650,000	8,650,000
Total Liabilities	11,302,944	19,408,666

COMMITMENTS AND CONTINGENCIES

Class A ordinary shares subject to possible redemption; 23,000,000 shares (at redemption value)	235,998,721	234,600,000

Shareholders’ deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, none issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(10,107,375)	(17,341,777)
Total Shareholders’ Deficit	(10,106,800)	(17,341,202)
LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$237,194,865	$236,667,464

The accompanying notes are an integral part of these unaudited condensed financial statements.

TLGY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

				For the Period
				May 21, 2021
			For the Nine	(Inception)
	For the Three Months Ended		Months Ended	Through
	September 30,		September 30,	September 30,
	2022	2021	2022	2021
EXPENSES
Administration fee - related party	$45,000	$—	$135,000	$—
General and administrative	294,081	51,081	846,114	72,336
TOTAL EXPENSES	339,081	51,081	981,114	72,336

OTHER INCOME (EXPENSE)
Income earned on Investments held in Trust Account	1,143,295	—	1,398,721	—
Change in fair value of derivative liabilities	334,115	—	8,215,516
TOTAL OTHER INCOME	1,477,410	—	9,614,237	—

Net income (loss)	$1,138,329	$(51,081)	$8,633,123	$(72,336)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	23,000,000	—	23,000,000	—
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.04	$—	$0.30	$—

Weighted average number of Class B ordinary share outstanding, basic and diluted	5,750,000	5,000,000	5,750,000	5,000,000
Basic and diluted net income (loss) per Class B ordinary share (1)(2)(3)	$0.04	$(0.01)	$0.30	$(0.01)
(1)	For the periods ended September 30, 2021, excludes an aggregate of up to 750,000 shares of Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7).
(2)	On August 7, 2021, the Sponsor surrendered and forfeited 718,750 founder shares for no consideration following which the Sponsor holds 5,031,250 founder shares. All share amounts for the periods ended September 30, 2021 have been retroactively restated to reflect this surrender.
(3)	On November 30, 2021, the Company effected a further issuance of founder shares, resulting in the Sponsor holding an aggregate of 5,750,000 founder shares. All share amounts for the periods ended September 30, 2021 retroactively restated to account for the share dividend as discussed in Note 5.

The accompanying notes are an integral part of these unaudited condensed financial statements.

TLGY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

	Class B		Additional
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	5,750,000	$575	$—	$(17,341,777)	$(17,341,202)

Current period remeasurement to redemption value	—	—	—	(5,293)	(5,293)

Net income	—	—	—	5,824,459	5,824,459
Balance as of March 31, 2022	5,750,000	575	—	(11,522,611)	(11,522,036)

Current period remeasurement to redemption value	—	—	—	(250,133)	(250,133)

Net income	—	—	—	1,670,335	1,670,335
Balance as of June 30, 2022	5,750,000	$575	$—	$(10,102,409)	$(10,101,834)

Current period remeasurement to redemption value	—	—	—	(1,143,295)	(1,143,295)

Net income	—	—	—	1,138,329	1,138,329
Balance as of September 30, 2022	5,750,000	$575	$—	$(10,107,375)	$(10,106,800)

	Class B		Additional
	Ordinary Shares (1)(2)(3)		Paid-In	Accumulated	Shareholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance as of May 21, 2021 (inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	(21,255)	(21,255)
Balance as of June 30, 2021	5,750,000	$575	$24,425	$(21,255)	$3,745
Net loss	—	—	—	(51,081)	(51,081)
Balance as of September 30, 2021	5,750,000	$575	$24,425	$(72,336)	$(47,336)
(1)	For the periods ended September 30, 2021, excludes an aggregate of up to 750,000 shares of Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7).
(2)	On August 7, 2021, the Sponsor surrendered and forfeited 718,750 founder shares for no consideration following which the Sponsor holds 5,031,250 founder shares. All share amounts for the periods ended September 30, 2021 have been retroactively restated to reflect this surrender.
(3)	On November 30, 2021, the Company effected a further issuance of founder shares, resulting in the Sponsor holding an aggregate of 5,750,000 founder shares. All share amounts for the periods ended June 30, 2021 retroactively restated to account for the share dividend as discussed in Note 5.

The accompanying notes are an integral part of these unaudited condensed financial statements.

TLGY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

		For the Period
		From May 21, 2021
	For the Nine Months	(Inception)
	Ended	Through
	September 30,	September 30,
	2022	2021
	(unaudited)	(unaudited)
Cash Flows From Operating Activities:
Net income (loss)	$8,633,123	$(72,336)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation and organization costs paid by related parties	—	6,255
Investment income earned on investments held in the Trust Account	(1,398,721)	—
Gain on change in fair value of derivative warrant liabilities	(8,215,516)	—
Changes in operating assets and liabilities:
Prepaid expenses	(20,249)	—
Other current assets	24,567	—
Other assets	230,445	—
Changes in accrued offering costs	(15,348)	66,081
Accounts payable and accrued expenses	125,142	—
Net Cash Used In Operating Activities	(636,557)	—

Net change in cash	(636,557)	—

Cash at beginning of period	1,452,817	—
Cash at end of period	$816,260	$—

Supplemental disclosure of non-cash financing activities:

Current period remeasurement to redemption value	$1,398,721	$—
Formation costs paid in exchange for Class B ordinary shares	$—	$6,255
Deferred offering costs paid in exchange for Class B ordinary shares	$—	$18,745
Deferred offering costs included in accrued offering costs	$—	$289,902
Deferred offering costs paid by note payable to related party	$—	$95,078

The accompanying notes are an integral part of these unaudited condensed financial statements.

TLGY ACQUISITION CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from May 21, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $14,183,689 consisting of $4,000,000 of underwriting fees, $8,650,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”)) and $533,689 of other offering costs related to the Initial Public Offering. Cash of $816,260 was held outside of the Trust Account on September 30, 2022 and was available for working capital purposes. As described in Note 6, the $8,650,000 deferred underwriting fees are contingent upon the consummation of the Business Combination within 15 months (or up to 24 months if extended) from the closing of the Initial Public Offering.

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

Liquidity and Management’s Plan

As of September 30, 2022, the Company had cash of approximately $816,300 and working capital of approximately $856,200.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the funds held outside the Trust Account, as well as access to funds pursuant to a commitment letter from the Sponsor and a working capital loan, are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum and articles of association. Management has determined that if the Company is unsuccessful in consummating an initial business combination within 15 months from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of December 31, 2021 filed with the SEC on Form 10-K. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of September 30, 2022 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company had cash of $816,260 and $1,452,817, respectively held outside the Trust Account. The Company did not have any cash equivalents at September 30, 2022 and December 31, 2021.

Investments held in Trust Account

At September 30, 2022 and December 31, 2021, the Company had $236.0 million and $234.6 million in investments held in the Trust Account, respectively. The Company’s portfolio of investments held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act.

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

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, the 23,000,000 Class A ordinary shares subject to possible redemption in the amount of $235,998,721 and $234,600,000 at redemption value per Public Share are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized a measurement adjustment from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit of approximately $19.5 million as of December 31, 2021. During the nine months ended September 30, 2022, the Company recorded a measurement adjustment of $1,398,721 to increase to redemption value.

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

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As of September 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and subsequently share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share.

	Three months	Three months
	Ended September 30,	Ended September 30,
	2022	2021
Class B Redeemable ordinary shares
Numerator: Allocation of net income, as adjusted	$910,663
Denominator: Basic and diluted weighted average shares outstanding	23,000,000
Basic and diluted net income per Class A Ordinary Share	$0.04

Class B Non-redeemable ordinary shares
Numerator: Allocation of net income, as adjusted	$227,666	$(51,081)
Denominator: Basic and diluted weighted average shares outstanding	5,750,000	5,000,000
Basic and diluted net income (loss) per Class B Ordinary Shares	$0.04	$(0.01)

		For the Period
		from May 21,
	Nine months	2021 (inception)
	Ended September 30,	through September 30,
	2022	2021
Class B Redeemable ordinary shares
Numerator: Allocation of net income, as adjusted	$6,906,498
Denominator: Basic and diluted weighted average shares outstanding	23,000,000
Basic and diluted net income per Class A Ordinary Share	$0.30

Class B Non-redeemable ordinary shares
Numerator: Allocation of net income, as adjusted	$1,726,625	$(72,336)
Denominator: Basic and diluted weighted average shares outstanding	5,750,000	5,000,000
Basic and diluted net income (loss) per Class B Ordinary Shares	$0.30	$(0.01)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Warrant Liabilities

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging” whereby under that provision, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjusts the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations. Upon issuance and as of December 31, 2021, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. As of September 30, 2022, the quoted market price is used as the fair value as of each relevant date for valuing the Public Warrants. The Private Placement Warrants are valued using a modified Black-Scholes model. The Company’s valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

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

General and Administrative Services

Commencing on November 30, 2021, the Company has agreed to pay the Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2022, the Company incurred $45,000 and $135,000 pursuant to the administrative services agreement, respectively, which was paid in full as of September 30, 2022. As of September 30, 2022 and December 31, 2021, there was no amount due to related party in connection with administrative service agreement.

Promissory Note — Related Party

On June 17, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2022, or (ii) the consummation of the Initial Public Offering. The Company borrowed approximately $268,000 under the Promissory Note and repaid the Promissory Note in full on December 8, 2021. As a result, the Promissory Note is no longer available as of September 30, 2022 and December 31, 2021.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of its officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares —The Company is authorized to issue 5,000,000 shares of preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares —The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 23,000,000 shares of Class A ordinary shares issued and outstanding, respectively, including 23,000,000 shares of Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares —The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. On November 30, 2021, the Company effected a further issuance of Founder Shares, resulting in the Sponsor holding an aggregate of 5,750,000 Founder Shares. As of September 30, 2022 and December 31, 2021, there were 5,750,000 shares of Class B ordinary shares issued and outstanding.23

Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of ordinary shares, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as otherwise required by law. In connection with a Business Combination, the Company may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of the Initial Public Offering.

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. As of September 30, 2022 and December 31, 2021, the derivative warrant liability was $2,364,525 and $10,580,041, respectively.

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,		December 31,
Description	Level	2022	Level	2021
Assets:
Investments held in Trust Account	1	$235,998,721	1	$234,600,000

Liabilities:
Warrant liability – Private Placement Warrants	3	$1,214,525	3	5,382,041
Warrant liability – Public Warrants	1	1,150,000	3	5,198,000
		$2,364,525		$10,580,041

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

The subsequent measurements as of September 30, 2022 of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the publicly traded closing price of the Public Warrants of $0.12 per warrant, was used as the fair value as of the relevant date. The terms of the Private Placement Warrants are analogous to the Public Warrants with the exception that they are not redeemable. As such, these warrants were valued using a modified Black-Scholes model.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2022:

Fair Value
Measurement
Using Level 3
Inputs Total
Balance, fair value at December 31, 2021	$10,580,041
Transfer to Level 1	(5,198,000)
Change in fair value of derivative warrant liabilities	(4,167,516)
Balance, September 30, 2022	$1,214,525

The key inputs into the Monte Carlo simulation model and the modified Black-Scholes model were as follows at initial measurement:

	September 30, 2022		December 31, 2021
Share price	$10.11		$9.72
Exercise price	$11.50		$11.50
Risk-free interest rate	4.02%		1.38%
Expected life of warrants	5.89	years	6.39	years
Expected volatility of underlying shares	9.4%		9.5%
Dividend yield	0%		0%
Probability of business combination	6.9%		70%

As of September 30, 2022 and December 31, 2021, the derivative warrant liability was $2,364,525 and $10,580,041, respectively. In addition, for the three and nine months ended September 30, 2022, the Company recorded a gain of $334,115 and $8,215,516 on the change in fair value of the derivative warrant liabilities on the condensed statements of operations, respectively.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to November 1, 2022, the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment to or disclosure in the financial statements.

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

Results of Operations

As of September 30, 2022, we had not commenced any operations nor generated any revenues. Our only activities from inception through September 30, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, since the completion of our Initial Public Offering, searching for a target to consummate an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to continue to generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect that we will continue to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination.

For the three months ended September 30, 2022, we had net income of $1,138,329, which was primarily due to the change in fair value of the derivative warrant liabilities of $334,115 and interest income on funds held in Trust of $1,143,295. These amounts were offset by total operating expense of $339,081.

For the nine months ended September 30, 2022, we had net income of $8,633,123, which was primarily due to the change in fair value of the derivative warrant liabilities of $8,215,516 and interest income on funds held in Trust of $1,398,721. These amounts were offset by total operating expense of $975,114.

For the period May 21, 2021 (inception) through September 30, 2021, we had net loss of $72,336, which was organization and formation costs.

Liquidity and Capital Resources

As of September 30, 2022, we had cash held outside the trust account of $816,260. We intend to use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

As of September 30, 2022, the Company had working capital of approximately $856,200, current liabilities of approximately $288,400 and cash of approximately $816,300.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the funds held outside the Trust Account, as well as access to funds pursuant to a commitment letter from the Sponsor and a working capital loan, are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum and articles of association. Management has determined that if the Company is unsuccessful in consummating an initial business combination within 15 months from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein.

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

As of September 30, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

TLGY ACQUISITION CORPORATION

Date: November 1, 2022	By:	/s/ Jin-Goon Kim
		Name:	Jin-Goon Kim
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2022	By:	/s/ Steven Norman
		Name:	Steven Norman
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)