Form 10-K
period 2022-12-31
TLGY ACQUISITION CORP
filed 2023-02-21
CIK 1879814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The aggregate market value of our Class A ordinary shares outstanding, other than Class A ordinary shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price of the Class A ordinary shares on February 17, 2023, as reported on the Nasdaq Global Market, was $10.37.

As of February 21, 2023, there were a total of 28,750,000 ordinary shares, comprising 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

-i-

Unless otherwise stated in this report on Form 10-K, references to:

●	“we,” “us,” “Company” or “our Company” are to TLGY Acquisition Corporation, a Cayman Islands exempted company;

●	“amended and restated memorandum and article of association” are to the amended and restated memorandum and articles of association of the Company;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands, as amended from time to time;

●	“directors” are to the directors of the Company;

●	“distribution time” are to the time at which the distributable redeemable warrants will be distributed, which will occur immediately after the initial business combination redemption time and immediately prior to the closing of our initial business combination;

●	“founder” are to Jin-Goon Kim;

●	“founder shares” are to Class B ordinary shares initially purchased by our sponsor in a private placement prior to our IPO and share capitalization prior to our IPO (which shares may be transferred to permitted transferees from time to time) and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination as described herein;

●	“initial business combination redemption time” are to the time at which we redeem the Class A ordinary shares that the holders thereof have elected to redeem in connection with our initial business combination, which will occur prior to the consummation of our initial business combination;

●	“initial shareholders” are to holders of our founder shares prior to the completion of our IPO (including 30,000 founder shares that our sponsor transferred to each of our three independent directors for $150, or $0.005 per share, 15,000 founder shares that our sponsor transferred to Centaury Management Ltd., an investor in our sponsor, at an aggregate purchase price of $75, or $0.005 per share, and 300,300 founder shares that our sponsor transferred to Mizuho Securities USA LLC, the representative of the underwriters of our IPO, at an aggregate purchase price of $1,000,000, or approximately $3.33 per share, in each case, concurrent with the completion of our IPO);

-ii-

●	“management” or our “management team” are to our officers and directors;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“our IPO” or “the IPO” are to our initial public offering, which we completed on December 3, 2021;

●	“public shares” are to Class A ordinary shares sold as part of the units in our IPO (whether they were purchased in our IPO or thereafter in the open market);

●	“public shareholders” are to the holders of our public shares, including our initial shareholders and management team to the extent our initial shareholders and/or members of our management team purchase public shares, provided that each initial shareholder’s and member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

●	“public warrants” are to the detachable redeemable warrants sold as part of the units in our IPO (whether they were purchased in our IPO or thereafter in the open market) and to the distributable redeemable warrants issuable to the remaining holders of our outstanding Class A ordinary shares issued in our IPO (after we redeem any Class A ordinary shares that the holders thereof have elected to redeem in connection with our initial business combination);

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our IPO;

●	“sponsor” are to TLGY Sponsors LLC, a Cayman Islands limited liability company; and

●	“warrants” are to our public warrants and private placement warrants.

-iii-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	the potential incentive to consummate an initial business combination with an acquisition target that subsequently declines in value or is unprofitable for public investors due to the low initial price of the founder shares paid by our sponsor and certain members of our management team;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties;

●	our financial performance; or

●	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this report.

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

-iv-

PART I

Item 1.	Business.

Overview

We are a blank check company incorporated in May 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. We have not entered into a business combination agreement with any specific business combination target. We have generated no operating revenues to date, and we may not generate operating revenues even after we consummate our initial business combination.

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

We have not entered into a business combination agreement with any specific business combination target. Accordingly, there is no current basis for our investors to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we may target businesses with enterprise values that are greater than we could acquire with the net proceeds of our IPO and the sale of the private placement warrants, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into. At this time, we are not a party to any binding arrangement with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our sponsor, founder, officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this report and know what types of businesses we are targeting. Our officers, directors and other initial shareholders, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers, directors and other initial shareholders. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). In addition, commencing on November 30, 2021 through the earlier of consummation of our initial business combination and our liquidation, we are paying our sponsor $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. Any such payments prior to our initial business combination will be made from funds held outside the trust account. Other than the foregoing, there will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our sponsor, officers or directors, or any affiliate of our sponsor or officers prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

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

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, founder, directors, officers or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial shareholders, founder, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the NASDAQ rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our sponsor, founder, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

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

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our IPO, which we refer to as the “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our IPO, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the trust account ($585,241 as of December 31, 2022), although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except for our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. We may have access to the amounts held outside the trust account ($585,241 as of December 31, 2022) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000) but these amounts may be spent on expenses incurred as a result of being a public company or due diligence expenses on prospective business combination candidates. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Proposed Rules (defined below) may cause us to liquidate the funds in the Trust Account or liquidate SDAC at an earlier time than we might otherwise choose.

With respect to the regulation of special purpose acquisition companies like the Company (“SPACs”), on March 30, 2022, the SEC issued proposed rules (the “SPAC Proposed Rules”) relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and to the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Proposed Rules have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Proposed Rules, or pursuant to the SEC’s views expressed in the SPAC Proposed Rules, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Proposed Rules may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose. Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that may not complete its business combination within 24 months after the effective date of the IPO Registration Statement. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, Class A ordinary shares and redeemable warrants are each traded on the Nasdaq Global Market under the symbols “TLGYU,” “TLGY” and “TLGYW,” respectively. Our units commenced public trading on December 1, 2021, and our Class A ordinary shares and redeemable warrants commenced public trading on January 21, 2022.

Holders of Record

On February 21, 2023, there was one holder of record of our units, one holder of record of our Class A ordinary shares, six holders of record of our Class B ordinary shares and one holder of record of our public warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A ordinary shares and warrants are held of record by banks, brokers and other financial institutions.

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

Overview

We are a blank check company incorporated on May 21, 2021 as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We have not entered into a business combination agreement with any specific business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of our IPO or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, since the completion of our Initial Public Offering, searching for a target to consummate an initial business combination.  We do not expect to generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had net income of $11,645,768, which was primarily due to a change in fair value of derivative warrant liabilities of $10,128,054 and interest income on funds held in Trust of $2,901,000, which was partially offset by general and administrative costs of $1,383,286.

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

As of December 31, 2022, we had investments held in the trust account of $237,140,621. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (excluding deferred underwriting commissions), to complete our initial business combination. We may withdraw interest to pay our taxes, if any. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we had cash held outside the trust account of $585,241. We intend to use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

Management has determined that the funds held outside the Trust Account, as well as access to funds pursuant to a commitment letter from the Sponsor and a working capital loan, are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum and articles of association. Management has determined that if the Company is unsuccessful in consummating an initial business combination within 15 months from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. Additionally, management has determined that the Combination Period is less than one year from the date of the issuance of the financial statements. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, this factor raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.

Management plans to extend the period in which it can complete a Business Combination.

Off-balance Sheet Arrangements; Commitments and Contractual Obligations

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein.

Contractual Obligations

Administrative Services Agreement

Commencing on November 30, 2021, and until the earlier of the completion of our initial business combination or liquidation, we are paying our sponsor $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team.

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

As of December 31, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, we concluded that our internal control over financial reporting is effective as of December 31, 2022.

This report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company.

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

Item 9B. Other Information.

None.

Item 9C. Other Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Officers and Directors

As of the date of this report, our officers and directors were as follows:

Name	Age	Position
Jin-Goon Kim	55	Chairman and Chief Executive Officer
Theron (Ted) E. Odlaug	73	Co-President
Steven Norman	57	Co-President; Chief Financial Officer; Executive Director
Shrijay Vijayan	55	Independent Director
Donghyun Han	55	Independent Director
Hyunchan Cho	54	Independent Director

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

Theron E. Odlaug, Co-President

Dr. Theron E. Odlaug, PhD is our Co-President. Dr. Odlaug has more than 40 years of experience as a CEO, Board Member and Senior Executive of pharmaceutical and allied companies. Dr. Odlaug has since 2019 served as Vice President of the Board and fundraiser for the Dravet Syndrome Foundation, a non-profit organization dedicated to raising research funds and offering research grants for syndrome-specific research with a novel approach for Dravet syndrome, a rare and catastrophic form of epilepsy beginning in childhood. Since 2021, Dr. Odlaug has served as a Board Member of Ascendia Pharmaceuticals Inc, a specialty pharmaceutical company dedicated to developing enhanced formulations of existing drug products and enabling formulations for pre-clinical and clinical stage drug candidates. Since 2022 he has served as Chairman of the Board of Pharma Nobis LLC, which provides contract manufacturing and private label services for consumer healthcare companies and retailers in the United States.

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

Shrijay Vijayan, Independent Director

Dr. Shrijay Vijayan, PhD is our independent director. Dr. Vijayan has 16 years of experience in biomedical technology commercialization during which time he has been involved in the assessment as well as development of a large variety of technologies, including therapeutics, diagnostics and medical devices in areas ranging from rare diseases to neurodegeneration, cancer, autoimmunity, and inflammation. Dr. Vijayan has worked at both public/private institutions as well as at eminent hospitals and Universities. Since 2019, Dr. Vijayan has served as Director of Innovation and Technology Commercialization at the Hospital for Special Surgery, the number one ranked orthopedics hospital in the United States, where he has been closely involved with the assessment and commercialization of biologics and pharmaceuticals for various diseases related to musculoskeletal system as well as autoimmune indications. From 2012 to 2014, he served as Associate Director, Innovation and Technology Transfer and later between 2014 and 2018, also as Head of Innovation and Technology Transfer at Rush University Medical Center (Rush), a nationally ranked academic medical center. Dr. Vijayan was closely involved in the assessment of commercialization potential of clinical assets that originated from Rush including several phase 2 assets in immuno-oncology and a women’s contraceptive that completed Phase 3 clinical trials and was eventually approved by the FDA. In addition to the various clinical assets, Dr. Vijayan was also closely involved in the assessment of commercialization potential and licensing of technologies including therapeutics for rare diseases and neurodegenerative diseases, diagnostics for cancer and kidney diseases as well as medical devices for neurovascular diseases. From 2007 to 2012, Dr. Vijayan was Co-Founder and Director of Business Development and Scientific Affairs at Optimal Vision Corporation, a seed stage medical device company developing laser technology for treatment of Presbyopia, an aging condition where the eyes lose their ability to focus on close objects. From 2010 to 2012, Dr. Vijayan served as Director of Biomedical Licensing and Assistant Director of Technology Commercialization at Rutgers University, where he promoted innovative biomedical technologies with the goal of monetizing them through licensing transactions. While at Rutgers, Dr. Vijayan was responsible for assessment and commercialization of a large portfolio of biomedical and pharmaceutical technologies ranging from novel therapeutics for infectious diseases and cancer to biomedical engineering and novel pharmaceutical manufacturing processes. Dr. Vijayan began his career in Technology commercialization as Associate Technology Manager at the University of Illinois at Chicago (UIC) in 2005, and from 2006 to 2010, he served as Technology Manager at UIC where he was involved in the assessment and commercialization of various therapeutics including those for sleep apnea, depression, and addiction. Dr. Vijayan earned a PhD in Biology from the City University of New York and an MBA from the UIC. Subsequent to earning his doctoral degree, Dr. Vijayan completed post-doctoral training, conducting research in neurodegeneration, cancer, and autoimmunity at The University of Chicago.

Donghyun Han, Independent Director

Mr. Donghyun Han, CFA is our independent director. Mr. Han brings over 20 years of experience as a technology investor and entrepreneur, primarily in Korea. Mr. Han has since 2016 been the Director and a Shareholder of ST Invictus Partners, a start-up advisory and investment company in Hong Kong. Since 2020, Mr. Han has been a Board Member and the Chair of the Audit Committee of Solid Inc., a KOSDAQ-listed Korean telecom equipment company. Since 2018, Mr. Han has served as Independent Non-Executive Director and Deputy Chair of the Audit Committee for KEB Hana Global Finance, a Hong Kong subsidiary bank of Hana Financial Group. From 2008 to 2011, he was a Senior Vice President in the Strategic Investment Department at KT Corporation, one of South Korea’s largest telecommunications companies. From 2001 to 2007, Mr. Han was Partner and Head of Korea Office at SAIF, a leading Asian private equity firm that was, until its spin off in 2006, a subsidiary of Softbank Group, the Japanese multinational conglomerate holding company. From 2000 to 2001, Mr. Han was a Vice President and General Partner at Softbank Korea & Softbank Ventures Korea, the Korean arm of Softbank Group. Mr. Han obtained an MBA from the Stanford Graduate School of Business and a BA in Business Administration from Seoul National University.

Hyunchan Cho, Independent Director

Mr. Hyunchan Cho is our independent director. Mr. Cho brings over 25 years of experience in his successful career in investing. Since 2019, Mr. Cho has served as a partner and the Head of Infrastructure Investment for IMM Investment, a leading Korean alternative asset investment firm. He has also since 2019 served as the CEO of IMM Asset Management, the overseas affiliate of IMM Investment. From 1999 to 2019, Mr. Cho held various positions at the International Finance Corporation (IFC), the private sector arm of the World Bank Group including Director for Asia-Pacific Infrastructure and Natural Resources, and Senior Country Manager for China, Korea and Mongolia. Mr. Cho obtained a PhD in Civil Engineering from the University of Tokyo, a master’s degree in Civil Engineering from Stanford University, and a BS in Civil Engineering from Yonsei University in South Korea.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members. Each director serves a two-year term. In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on the NASDAQ. Only holders of Class B ordinary shares will have the right to appoint directors in any general meeting held prior to or in connection with the completion of our initial business combination. Holders of our public shares will not have the right to appoint any directors to our board of directors prior to our initial business combination. Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.

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

Officer and Director Compensation

None of our officers or directors have received any cash compensation for services rendered to us. However, we currently pay each of Theron E. Odlaug and Steven Norman a monthly fee of $3,000 each beginning December 3, 2021. Commencing on November 30, 2021 through the earlier of consummation of our initial business combination and our liquidation, we are paying our sponsor $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. In addition, our sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2022 there were no delinquent filers.

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

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Type of Business	Affiliation
Jin-Goon Kim	DongDu International Group Longhua Innovation Capital Limited Longhua Innovation Capital Investment Corporation LLC TLGY Holdings LLC	Real estate Investment holding Investment holding Investment holding	Independent Director of the board and serves in the nomination committee Sole director Manager Manager

Theron E. Odlaug	Dravet Syndrome Foundation Ascendia Pharmaceuticals Inc. Pharma Nobis LLC.	Non-profit research organization Contract development and manufacturing Contract manufacturing	Director of the board Director of the board and serves on the compensation committee Chairman of the board

Steven Norman	Growth Acumen Pty Ltd	Technology consulting	Director of the board

Shrijay Vijayan	Hospital for Special Surgery	Hospital	Director of Innovation and Technology Commercialization
Donghyun Han	ST Invictus Partners Limited Solid Inc. KEB Hana Global Finance	Start-up advisory and investment Telecom equipment Banking and financial services	Sole director Independent Director of the board and the chair of the audit committee Independent Non-Executive Director and the chair of the audit committee

Hyunchan Cho	IMM Investment Inc H.C.CHO Investment Limited IMM Asset Management IMM International Limited Pure Harvest Smart Farms Holdings	Asset management Private investment Asset management Asset management Smart Farm	Partner & Head of Infrastructure Director of the board CEO and Director of the board Director of the board Director of the board

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

•

Certain individuals involved in our acquisition process, including our founder Jin-Goon Kim, do not have fiduciary or contractual duties to us that prevent them from presenting business opportunities to other entities or otherwise acting against our best interests. Their fiduciary and contractual duties to other entities may present a conflict of interest

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our founder, sponsor, officers or directors or completing the business combination through a joint venture or other form of shared ownership with our founder, sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our founder, sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking which is a member of FINRA or a valuation or appraisal firm, that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination except that we currently pay each of Theron E. Odlaug and Steven Norman a monthly fee of $3,000 each beginning on December 3, 2021. Further, commencing November 30, 2021, we are paying our sponsor $15,000 per month for office space, utilities, secretarial and administrative services provided to members of our management team.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of February 21, 2023 with respect to the beneficial ownership of ordinary shares, by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

•	each of our founder, officers and directors; and

•	all our founder, officers and directors as a group.

The following table is based on 28,750,000 ordinary shares outstanding on February 21, 2023, of which 23,000,000 were Class A ordinary shares and 5,750,000 were Class B ordinary shares. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this report.

			Approximate
	Number of		Percentage
	Shares		of Issued and
	Beneficially		Outstanding
Name and Address of Beneficial Owner(1)	Owned(2)		Shares
TLGY Sponsors LLC(3)	5,344,700		18.6%
Jin-Goon Kim(3)	5,344,700		18.6%
Shrijay (Jay) Vijayan	30,000		*
Donghyun Han	30,000		*
Hyunchan Cho	30,000		*
Steven Norman(4)	—	(4)	—
Theron Odlaug(4)	—	(4)	—
All officers and directors as a group (6 individuals)	5,434,700		18.9%
Highbridge Capital Management, LLC(5)	2,019,895		7.03%
Saba Capital Management, L.P.(6)	1,987,710		6.9%
Boaz R. Weinstein(6)	1,987,710		6.9%
Saba Capital Management GP, LLC(6)	1,987,710		6.9%
Castle Creek Arbitrage, LLC(7)	1,786,898		6.2%
Mr. Allan Weine(7)	1,786,898		6.2%

* Less than one percent

(1)	Unless otherwise noted, the business address of each of the following is c/o TLGY Sponsors LLC, Flat A, 6/F, Ho Lee Commercial Building, 38-44 D’Aguilar Street, Central, Hong Kong SAR.

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

(5)

According to a Schedule 13G filed on January 31, 2023, on behalf of Highbridge Capital Management, LLC. The business address of this shareholder is 277 Park Avenue, 23rd Floor, New York, New York 10172.

(6)

According to a Schedule 13G/A filed on February 14, 2022, on behalf of Saba Capital Management, L.P., Boaz R. Weinstein and Saba Capital Management GP, LLC. The business address of each of these shareholders is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(7)

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

Commencing on November 30, 2021 through the earlier of consummation of our initial business combination and our liquidation, we are paying our sponsor $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

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

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm since inception include:

For the Year Ended
December 31, 2022
Audit Fees(1)	$74,160
Audit-Related Fees(2)	$—
Tax Fees(3)	$—
All Other Fees(4)	$—
Total Fees	$74,160

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

EXHIBIT INDEX

Exhibit No.	Description
1.1*	Underwriting Agreement, dated November 30, 2021, between the Company and Mizuho Securities USA LLC.(1)
3.1*	Amended and Restated Memorandum and Articles of Association.(1)
4.1*	Specimen Unit Certificate.(2)
4.2*	Specimen Class A Ordinary Share Certificate.(2)
4.3*	Specimen Warrant Certificate.(2)
4.4*	Warrant Agreement, dated November 30, 2021, between the Company and Continental Stock Transfer & Trust Company.(1)
4.5*	Description of Shares.(3)
10.1*	Investment Management Trust Agreement, dated November 30, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee.(1)
10.2*	Registration Rights Agreement, dated November 30, 2021, between the Company and TLGY Sponsors LLC.(1)
10.3*	Private Placement Warrants Purchase Agreement, dated November 30, 2021, between the Company and TLGY Sponsors LLC.(1)
10.4*	Form of Indemnity Agreement between the Company and each of the Company’s directors and officers.(2)
10.5*	Promissory Note, dated June 17, 2021, issued to TLGY Sponsors LLC.(2)
10.6*	Securities Subscription Agreement, dated June 17, 2021, between the Company and TLGY Sponsors LLC.(2)
10.7*	Letter Agreement, dated November 30, 2021, between the Company, TLGY Sponsors LLC and each of the Company’s officers, directors and Centaury Management Ltd.(1)
10.8*	Administrative Services Agreement, dated November 30, 2021, between the Company and TLGY Sponsors LLC.(1)
24.1	Power of Attorney (included in the signature pages herein).
31.1**	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2**	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b). and 18 U.S.C. 1350.
32.2**	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Incorporated by reference
**	Filed herewith

(1)	Incorporated by reference to the Company’s current report on Form 8-K, filed with the SEC on December 6, 2021 (File No. 001-41101).

(2)	Incorporated by reference to the Company’s registration statement on Form S-1/A, filed with the SEC on November 17, 2021 (File No. 333-260242).

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022 (File No. 001-41101).

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 21, 2023.

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

Name	Position	Date

/s/ Jin-Goon Kim	Chairman and Chief Executive Officer	February 21, 2023
Jin-Goon Kim	(Principal Executive Officer)

/s/ Steven Norman	Chief Financial Officer	February 21, 2023
Steven Norman	(Principal Financial and Accounting Officer)

/s/ Shrijay Vijayan	Director	February 21, 2023
Shrijay Vijayan

/s/ Donghyun Han	Director	February 21, 2023
Donghyun Han

/s/ Hyunchan Cho	Director	February 21, 2023
Hyunchan Cho

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of TLGY Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of TLGY Acquisition Corporation (the “Company”) as of December 31, 2022 and December 31, 2021, the related statements of operations, change in shareholders’ deficit and cash flows for each of the 2 years in the period ended December 31, 2022 and December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 31, 2021, and the results of its operations and its cash flows for the each of the 2 years in the period ended December 31, 2022 and December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the company’s liquidation date is less than one year from the date of the financial statements is issued. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Marcum Asia CPAs llp

Marcum Asia CPAs llp

We have served as the Company’s auditor since 2021.

New York, NY

February 21, 2023

Firm ID#: 5395

TLGY ACQUISITION CORPORATION

BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash	$585,241	$1,452,817
Prepaid expenses	281,970	308,125
Other current assets	—	24,567
Total Current Assets	867,211	1,785,509

Investments held in Trust Account	237,501,000	234,600,000

Other assets	—	281,955
Total Assets	$238,368,211	$236,667,464

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$341,547	$143,166
Accrued offering costs	20,000	35,348
Due to related party	111	111
Total Current Liabilities	361,658	178,625

Derivative warrant liabilities	451,987	10,580,041
Deferred underwriting commission	8,650,000	8,650,000
Total Liabilities	9,463,645	19,408,666

COMMITMENTS AND CONTINGENCIES

Class A ordinary shares subject to possible redemption; 23,000,000 shares (at redemption value at December 31, 2022 and 2021, respectively )	237,501,000	234,600,000

Shareholders’ deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at December 31, 2022 and 2021	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, none issued and outstanding (excluding 23,000,000 shares subject to possible redemption) at December 31, 2022 and 2021	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 5,750,000 shares issued and outstanding at December 31, 2022 and 2021	575	575
Additional paid-in capital	—	—
Accumulated deficit	(8,597,009)	(17,341,777)
Total Shareholders’ Deficit	(8,596,434)	(17,341,202)
LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$238,368,211	$236,667,464

The accompanying notes are an integral part of these financial statements.

TLGY ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

		For the Period
		May 21, 2021
	For the	(Inception)
	Year Ended	Through
	December 31,	December 31,
	2022	2021
EXPENSES
Administration fee - related party	$180,000	$15,000
General and administrative	1,203,286	816,357
TOTAL EXPENSES	1,383,286	831,357

OTHER INCOME (EXPENSE)
Income earned on Investments held in Trust Account	2,901,000	—
Change in fair value of derivative liabilities	10,128,054	3,436,685
Offering costs allocable to warrant liability	—	(442,567)
TOTAL OTHER INCOME	13,029,054	2,994,118

Net income	$11,645,768	$2,162,761

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	23,000,000	2,808,036
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.41	$0.27

Weighted average number of Class B ordinary share outstanding, basic and diluted	5,750,000	5,056,920
Basic and diluted net income per Class B ordinary share	$0.41	$0.27

The accompanying notes are an integral part of these financial statements.

TLGY ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

	Class B		Additional
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of May 21, 2021 (inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	5,750,000	575	24,425	—	25,000

Transfer of Class B ordinary shares to officers and directors	—	—	569,868	—	569,868

Transfer of Class B ordinary shares to Representative and Sponsor investor	—	—	969,382	—	969,382

Remeasurement of Class A ordinary shares to redemption value	—	—	(1,563,675)	(19,504,538)	(21,068,213)

Net income	—	—	—	2,162,761	2,162,761
Balance December 31, 2021	5,750,000	575	—	(17,341,777)	(17,341,202)

Current period remeasurement to redemption value	—	—	—	(2,901,000)	(2,901,000)

Net income	—	—	—	11,645,768	11,645,768
Balance as of December 31, 2022	5,750,000	$575	$—	$(8,597,009)	$(8,596,434)

The accompanying notes are an integral part of these financial statements.

TLGY ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

		For the Period
		From May 21, 2021
	For the year	(Inception)
	Ended	Through
	December 31,	December 31,
	2022	2021

Cash Flows From Operating Activities:
Net income	$11,645,768	$2,162,761
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation and organization costs paid by related parties	—	6,255
Investment income earned on investments held in the Trust Account	(2,901,000)	—
Gain on change in fair value of derivative warrant liabilities	(10,128,054)	(3,436,685)
Offering costs allocated to derivative warrant liabilities	—	442,567
Share-based compensation	—	569,868
Changes in operating assets and liabilities:
Prepaid expenses	26,155	(308,125)
Other current assets	24,567	(24,567)
Other assets	281,955	(281,955)
Changes in accrued offering costs	(15,348)	35,348
Accounts payable and accrued expenses	198,381	143,166
Net Cash Used In Operating Activities	(867,576)	(691,367)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	—	(234,600,000)
Net Cash Used In Investing Activities	—	(234,600,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units in Public Offering, net of underwriting fee	—	226,000,000
Proceeds from sale of Private Placement Warrants	—	11,259,500
Proceeds from promissory note – related party	—	267,752
Repayment of promissory note – related party	—	(267,752)
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Due to related party	—	111
Payment of offering costs	—	(540,427)
Net Cash Provided By Financing Activities	—	236,744,184

Net change in cash	(867,576)	1,452,817

Cash at beginning of period	1,452,817	—
Cash at end of period	$585,241	$1,452,817

Supplemental disclosure of non-cash financing activities:

Current period remeasurement to redemption value	$2,901,000	$—
Deferred underwriters’ commissions in connection with the Public Offering	$—	$8,650,000
Deferred offering costs paid in exchange for Class B ordinary shares	$—	$969,385
Remeasurement of Class A ordinary shares to redemption value	$—	$25,275,733

The accompanying notes are an integral part of these financial statements.

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from May 21, 2021 (inception) through December 31, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, since the completion of our Initial Public Offering, searching for a target to consummate an initial business combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $14,183,689 consisting of $4,000,000 of underwriting fees, $8,650,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”)) and $533,689 of other offering costs related to the Initial Public Offering. Cash of $585,241 was held outside of the Trust Account on December 31, 2022 and was available for working capital purposes. As described in Note 6, the $8,650,000 deferred underwriting fees are contingent upon the consummation of the Business Combination within 15 months (or up to 24 months if extended) from the closing of the Initial Public Offering.

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

Liquidity and Management’s Plan

As of December 31, 2022, the Company had cash of approximately $585,241 and working capital of approximately $505,553.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the funds held outside the Trust Account, as well as access to funds pursuant to a commitment letter from the Sponsor and a working capital loan, are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum and articles of association. Management has determined that if the Company is unsuccessful in consummating an initial business combination within 15 months from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. Additionally, management has determined that the Combination Period is less than one year from the date of the issuance of the financial statements. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, this factor raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the balance sheets, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022 and 2021, the Company had cash of $585,241 and $1,452,817, respectively held outside the Trust Account. The Company did not have any cash equivalents at December 31, 2022 and 2021.

Investments held in Trust Account

At December 31, 2022 and 2021, the Company had $237.5 million and $234.6 million in investments held in the Trust Account, respectively. The Company’s portfolio of investments held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs associated with warrant liabilities are expensed as incurred. Offering costs associated with the Units were allocated between temporary equity and the Public Warrants by the relative fair value method. Offering costs of $534,172 consisted principally of costs incurred in connection with preparation for the Initial Public Offering. These offering costs, together with the underwriter fees of $12,650,000 (or $4,000,000 paid in cash upon the closing of the Initial Public Offering and a deferred fee of $8,650,000), were allocated between temporary equity, the Public Warrants and the Private Warrants in a relative fair value method upon completion of the Initial Public Offering. Of these costs, $442,567 were allocated to the Public Warrants and to the Private Placement Warrants and are charged to the statements of operations. In addition, the Company recorded the fair value of $999,517 (net of consideration) for an aggregate of 300,300 Class B shares transferred to Mizuho Securities USA LLC, the representative of the underwriters and 15,000 Class B shares transferred to Centaury Management Ltd., an investor in the Sponsor, each transferred upon the closing of the Initial Public Offering.

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, the 23,000,000 Class A ordinary shares subject to possible redemption in the amount of $237,501,000 and $234,600,000 at redemption value per Public Share are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized a measurement adjustment from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit of approximately $19.5 million as of December 31, 2021. During the year ended December 31, 2022, the Company recorded a measurement adjustment of $2,901,000 to increase to redemption value.

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

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As of December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and subsequently share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share.

		For the Period
	For the Year	from May 21, 2021 (inception)
	Ended December 31,	through December 31,
	2022	2021
Class B Redeemable ordinary shares
Numerator: Allocation of net income, as adjusted	$9,316,614	$772,173
Denominator: Basic and diluted weighted average shares outstanding	23,000,000	2,808,036
Basic and diluted net income per Class A Ordinary Share	$0.41	$0.27
Class B Non-redeemable ordinary shares
Numerator: Allocation of net income, as adjusted	$2,329,154	$1,390,588
Denominator: Basic and diluted weighted average shares outstanding	5,750,000	5,056,920
Basic and diluted net income per Class B Ordinary Shares	$0.41	$0.27

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” The Company’s derivative instruments are recorded at fair value as of the closing date of the Initial Public Offering (December 3, 2021) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Public Warrants and the Private Placement Warrants are a derivative instrument. As the Public Warrants and the Private Placement Warrants meet the definition of a derivative, the Public Warrants and the Private Placement Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the statements of operations in the period of change.

Warrant Liabilities

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging” whereby under that provision, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjusts the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations. Upon issuance and as of December 31, 2021, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. As of December 31, 2022, the quoted market price is used as the fair value as of each relevant date for valuing the Public Warrants. The Private Placement Warrants are valued using a modified Black-Scholes model. The Company’s valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

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

General and Administrative Services

Commencing on November 30, 2021, the Company has agreed to pay the Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the year ended December 31, 2022, the Company incurred $180,000 pursuant to the administrative services agreement. During the period March 21, 2021 (inception) through December 31, 2021, the Company incurred $15,000 pursuant to the administrative services agreement. As of December 31, 2022 and 2021, there was no amount due to related party in connection with administrative service agreement.

Promissory Note — Related Party

On June 17, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2022, or (ii) the consummation of the Initial Public Offering. The Company borrowed approximately $268,000 under the Promissory Note and repaid the Promissory Note in full on December 8, 2021. As a result, the Promissory Note is no longer available as of December 31, 2022 and 2021.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of its officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022 and 2021, there were no amounts outstanding under the Working Capital Loans.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares —The Company is authorized to issue 5,000,000 shares of preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares —The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 23,000,000 shares of Class A ordinary shares issued and outstanding, respectively, including 23,000,000 shares of Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares —The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. On November 30, 2021, the Company effected a further issuance of Founder Shares, resulting in the Sponsor holding an aggregate of 5,750,000 Founder Shares. As of December 31, 2022 and 2021, there were 5,750,000 shares of Class B ordinary shares issued and outstanding.

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. As of December 31, 2022 and 2021, the derivative warrant liability was $451,987 and $10,580,041, respectively.

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,		December 31,
Description	Level	2022	Level	2021
Assets:
Investments held in Trust Account	1	$237,501,000	1	$234,600,000
Liabilities:
Warrant liability – Private Placement Warrants	3	$238,087	3	5,382,041
Warrant liability – Public Warrants	1	213,900	3	5,198,000
		$451,987		$10,580,041

The Public Warrants and the Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

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

The subsequent measurements as of December 31, 2022 of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the publicly traded closing price of the Public Warrants of $0.12 per warrant, was used as the fair value as of the relevant date. The terms of the Private Placement Warrants are analogous to the Public Warrants with the exception that they are not redeemable. As such, these warrants were valued using a modified Black-Scholes model.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2022 and 2021:

Fair Value
Measurement
Using Level 3
Inputs Total
Balance, fair value at May 21, 2021 (inception)	$—
Initial measurement at December 3, 2021 and December 8, 2021	14,016,726
Change in fair value of derivative warrant liabilities	(3,436,685)
Balance, December 31, 2021	10,580,041
Transfer to Level 1	(5,198,000)
Change in fair value of derivative warrant liabilities	(5,143,954)
Balance, December 31, 2022	$238,087

The key inputs into the Monte Carlo simulation model and the modified Black-Scholes model were as follows at initial measurement:

	December 31, 2022		December 31, 2021
Share price	$10.26		$9.72
Exercise price	$11.50		$11.50
Risk-free interest rate	4.68%		1.38%
Expected life of warrants	5.64	years	6.39	years
Expected volatility of underlying shares	4.1%		9.5%
Dividend yield	0%		0%
Probability of business combination	8.9%		70%

As of December 31, 2022 and 2021, the derivative warrant liability was $451,987 and $10,580,041, respectively. In addition, for the year ended December 31, 2022, the Company recorded a gain of $10,128,054 and $3,436,685 on the change in fair value of the derivative warrant liabilities on the statements of operations, respectively.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to February 21, 2023, the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment to or disclosure in the financial statements.