Form 10-Q
period 2023-03-31
TLGY ACQUISITION CORP
filed 2023-05-12
CIK 1879814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 12, 2023, there were a total of 13,068,182 ordinary shares, comprising 7,318,182 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

TLGY ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

MARCH 31, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TLGY ACQUISITION CORPORATION

BALANCE SHEETS

	March 31, 2023
	(unaudited)	December 31, 2022
ASSETS
Current Assets:
Cash	$91,093	$585,241
Prepaid expenses	258,753	281,970
Total Current Assets	349,846	867,211

Investments held in Trust Account	77,021,741	237,501,000

Total Assets	$77,371,587	$238,368,211

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$476,997	$341,547
Accrued offering costs	20,000	20,000
Note payable – sponsor; at fair value (cost $300,000)	175,264	—
Due to related party	111	111
Total Current Liabilities	672,372	361,658

Derivative warrant liabilities	1,974,578	451,987
Deferred underwriting commission	8,650,000	8,650,000
Total Liabilities	11,296,950	9,463,645

COMMITMENTS AND CONTINGENCIES

Class A ordinary shares subject to possible redemption; 7,318,182 and 23,000,000 shares (at redemption value at March 31, 2023 and December 31, 2022, respectively)	77,021,741	237,501,000

Shareholders’ deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, none issued and outstanding (excluding 7,318,182 shares and 23,000,000 shares subject to possible redemption) at March 31, 2023 and December 31, 2022, respectively	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 5,750,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	575	575
Additional paid-in capital	—	—
Accumulated deficit	(10,947,679)	(8,597,009)
Total Shareholders’ Deficit	(10,947,104)	(8,596,434)
LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$77,371,587	$238,368,211

The accompanying notes are an integral part of these unaudited condensed financial statements.

TLGY ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2023	2022
EXPENSES
Administration fee - related party	$45,000	$45,000
General and administrative	507,815	278,494
TOTAL EXPENSES	552,815	323,494

OTHER INCOME (EXPENSE)
Income earned on Investments held in Trust Account	2,271,551	5,293
Change in fair value of derivative liabilities	(1,397,855)	6,142,660
TOTAL OTHER INCOME	873,696	6,147,953

Net income	$320,881	$5,824,459

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	16,901,515	23,000,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.01	$0.20

Weighted average number of Class B ordinary share outstanding, basic and diluted	5,750,000	5,750,000
Basic and diluted net income per Class B ordinary share	$0.01	$0.20

The accompanying notes are an integral part of these unaudited condensed financial statements.

TLGY ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Class B		Additional
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	5,750,000	$575	$—	$(8,597,009)	$(8,596,434)

Current period remeasurement to redemption value	—	—	—	(2,671,551)	(2,671,551)

Net income	—	—	—	320,881	320,881
Balance as of March 31, 2023	5,750,000	$575	$—	$(10,947,679)	$(10,947,104)

	Class B		Additional
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	5,750,000	$575	$—	$(17,341,777)	$(17,341,202)

Current period remeasurement to redemption value	—	—	—	(5,293)	(5,293)
Net income	—	—	—	5,824,459	5,824,459
Balance as of March 31, 2022	5,750,000	$575	$—	$(11,522,611)	$(11,522,036)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TLGY ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2023	2022

Cash Flows From Operating Activities:
Net income	$320,881	$5,824,459
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation and organization costs paid by related parties	—	979
Investment income earned on investments held in the Trust Account	(2,271,551)	(5,293)
Gain on change in fair value of derivative warrant liabilities	1,397,855	(6,142,660)
Changes in operating assets and liabilities:
Prepaid expenses	23,217	(51,342)
Other current assets	—	24,567
Other assets	—	75,895
Changes in accrued offering costs	—	(15,348)
Accounts payable and accrued expenses	135,450	51,188
Net Cash Used In Operating Activities	(394,148)	(237,555)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(400,000)	—
Cash withdrawn from Trust Account	163,150,810	—
Net Cash Provided By Investing Activities	162,750,810	—

Cash Flows from Financing Activities:
Redemptions of Class A ordinary shares	(163,150,810)	—
Proceeds from promissory note - related party	300,000	—
Net Cash Used In Financing Activities	(162,850,810)	—

Net change in cash	(494,148)	(237,555)

Cash at beginning of period	585,241	1,452,817
Cash at end of period	$91,093	$1,215,262

Supplemental disclosure of non-cash financing activities:

Current period remeasurement to redemption value	$2,671,551	$5,293

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from May 21, 2021 (inception) through March 31, 2023 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, since the completion of our Initial Public Offering, searching for a target to consummate an initial business combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $14,183,689 consisting of $4,000,000 of underwriting fees, $8,650,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”)) and $533,689 of other offering costs related to the Initial Public Offering. Cash of $91,093 was held outside of the Trust Account on March 31, 2023 and was available for working capital purposes. As described in Note 6, the $8,650,000 deferred underwriting fees are contingent upon the consummation of the Business Combination within 15 months (or up to 24 months if extended) from the closing of the Initial Public Offering.

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

Liquidity and Management’s Plan

As of March 31, 2023, the Company had cash of approximately $91,093 and working capital deficit of approximately $322,526.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management is satisfied that Sponsor has committed, but not obliged, to provide fund in form of working capital loan for the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum and articles of association, though no assurance can be provided that such additional capital will ultimately be available. Management has determined that if the Company is unsuccessful in consummating an initial business combination within 15 months from the closing of the IPO (or up to 24 months from the closing of the Initial Public Offering if the period of time to consummate a business combination is extended in accordance with the terms of the Amended and Restated Memorandum and Articles of Association), the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raise substantial doubt about the ability to continue as a going concern. Additionally, management has determined that the Combination Period is less than one year from the date of the issuance of the financial statements. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, this factor raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the balance sheet.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of the Company’s management, the unaudited financial statements as of March 31, 2023 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2023 and its results of operations and cash flows for the three months ended March 31, 2023. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2023 or any future interim period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2023 and December 31, 2022, the Company had cash of $91,093 and $585,241, respectively held outside the Trust Account. The Company did not have any cash equivalents at March 31, 2023 and December 31, 2022.

Investments held in Trust Account

At March 31, 2023 and December 31, 2022, the Company had $77.0 million and $237.5 million in investments held in the Trust Account, respectively. The Company’s portfolio of investments held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, the 7,318,182 and 23,000,000 Class A ordinary shares, respectively, subject to possible redemption in the amount of $77,021,741 and $237,501,000 at redemption value per Public Share are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized a measurement adjustment from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit of approximately $19.5 million as of December 31, 2021. During the three months ended March 31, 2023 and 2022, the Company recorded a measurement adjustment of $2,671,551 and 5,293, respectively, to increase to redemption value.

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

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As of March 31, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and subsequently share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income per ordinary share.

	For the Three Months	For the Three Months
	Ended March 31,	Ended March 31,
	2023	2022
Class B Redeemable ordinary shares
Numerator: Allocation of net income	$239,427	$4,659,567
Denominator: Basic and diluted weighted average shares outstanding	16,901,515	23,000,000
Basic and diluted net income per Class A Ordinary Share	$0.01	$0.20

Class B Non-redeemable ordinary shares
Numerator: Allocation of net income	$81,454	$1,164,892
Denominator: Basic and diluted weighted average shares outstanding	5,750,000	5,750,000
Basic and diluted net income per Class B Ordinary Shares	$0.01	$0.20

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

General and Administrative Services

Commencing on November 30, 2021, the Company has agreed to pay the Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2023, the Company incurred $45,000, pursuant to the administrative services agreement. As of March 31, 2023 and December 31, 2022, there was no amount due to related party in connection with administrative service agreement.

Promissory Note — Related Party

On June 17, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2022, or (ii) the consummation of the Initial Public Offering. The Company borrowed approximately $268,000 under the Promissory Note and repaid the Promissory Note in full on December 8, 2021. As a result, the Promissory Note is no longer available as of March 31, 2023 and December 31, 2022.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of its officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under the Working Capital Loans.

Time Extension Funding Loans

In order to extend the Company’s time period for consummating a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of its officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes its Business Combination, the Company will repay such loaned amounts. In the event that the Business Combination does not close, no proceeds from the Trust Account would be used to repay such time extension funding loaned amounts. If the Company does not complete a Business Combination, the Company will not repay such time extension funding loans. Up to $3,000,000 of loans made to extend the time period for consummating an initial business combination may be convertible into private placement warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender (the “Extension Loans”). Such warrants are identical to the Private Placement Warrants. Prior to the completion of a Business Combination, the Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account.

In February 2023, the Company deposited $200,000 into the trust and as a result the Termination Date was extended by one month until April 3, 2023, $200,000 of which was loaned by the Sponsor.

In March 2023, the Company deposited $200,000 into the trust and as a result the Termination Date was extended by one month until May 3, 2023, $100,000 of which was loaned by the Sponsor.

As of March 31, 2023 and December 31, 2022 there was $300,000 (fair value of $175,264) and $0, respectively, outstanding of such loans.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares —The Company is authorized to issue 5,000,000 shares of preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares —The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 7,318,182 shares and 23,000,000 shares, respectively, of Class A ordinary shares issued and outstanding, respectively, including 23,000,000 shares of Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares —The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. On November 30, 2021, the Company effected a further issuance of Founder Shares, resulting in the Sponsor holding an aggregate of 5,750,000 Founder Shares. As of March 31, 2023 and December 31, 2022, there were 5,750,000 shares of Class B ordinary shares issued and outstanding.

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. As of March 31, 2023 and December 31, 2022, the derivative warrant liability was $2,426,565 and $451,987, respectively.

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,		December 31,
Description	Level	2023	Level	2022
Assets:
Investments held in Trust Account	1	$77,021,741	1	$237,501,000

Liabilities:
Note payable – sponsor	3	175,264		—
Warrant liability – Private Placement Warrants	3	$1,022,378	3	238,087
Warrant liability – Public Warrants	1	952,200	1	213,900
Total liabilities		$2,149,842		$451,987

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

The subsequent measurements as of March 31, 2023 of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the publicly traded closing price of the Public Warrants of $0.12 per warrant, was used as the fair value as of the relevant date. The terms of the Private Placement Warrants are analogous to the Public Warrants with the exception that they are not redeemable. As such, these warrants were valued using a modified Black-Scholes model.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2023:

Fair Value
Measurement
Using Level 3
Inputs Total
Balance, December 31, 2022	$238,087
Transfer to Level 1	—
Additions	300,000
Change in fair value of note payable sponsor	(124,736)
Change in fair value of derivative warrant liabilities	784,291
Balance, March 31, 2023	$1,197,642

The key inputs into the Monte Carlo simulation model and the modified Black-Scholes model to value the derivative warrant liabilities were as follows:

	March 31, 2023		December 31, 2022
Share price	$10.48		$10.26
Exercise price	$11.50		$11.50
Risk-free interest rate	4.57%		4.68%
Expected life of warrants	5.47	years	5.64	years
Expected volatility of underlying shares	5.4%		4.1%
Dividend yield	0%		0%

The key inputs to value the note payable were as follows:

	March 31, 2023
Share price	$10.48
Strike price of debt conversion	$1.00
Strike price of warrants	$11.50
Risk-free interest rate	4.93%
Expected life	0.47	years
Expected volatility of underlying shares	5.4%

As of March 31, 2023 and December 31, 2022, the derivative warrant liability was $1,974,578 and $451,987, respectively. In addition, for the three months ended March 31, 2023 and 2022, the Company recorded a loss of $1,397,855 and a gain of $6,142,660 on the change in fair value of the derivative liabilities on the statements of operations, respectively.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to May 12, 2023, the date that the financial statements were available to be issued. Based upon this review, except as noted below, the Company did not identify any other subsequent events that would have required adjustment to or disclosure in the financial statements.

On April 21,2023, the Sponsor issued an unsecured promissory note to the Company (the “April 21 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. This April 21 Promissory Note was non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s initial public offering (the “IPO”) (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and article of association) or (ii) the date on which the Company consummates an initial business combination.

On April 24,2023, the Sponsor issued an unsecured promissory note to the Company (the “April 24 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $200,000. This April 24 Promissory Note was non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s IPO (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and article of association) or (ii) the date on which the Company consummates an initial business combination.

On April 24, 2023, the Company notified Continental Stock Transfer & Trust Company of its intention to extend the period of time that the Company has to complete its initial business combination by an additional month, subject to the Sponsor or its affiliates or designees depositing $200,000 (the “Extension Deposit”) into the trust account. The Sponsor deposited the Extension Deposit into the trust and as a result the Termination Date was extended by one month until June 3, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2023 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, since the completion of our Initial Public Offering, searching for a target to consummate an initial business combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had net income of $320,881 which was primarily due to interest income on funds held in Trust of $2,271,551, which was partially offset by a loss in fair value of the derivative liabilities of $1,397,855 and general and administrative costs of $552,815.

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

As of March 31, 2023, we had investments held in the trust account of $77,021,741. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (excluding deferred underwriting commissions), to complete our initial business combination. We may withdraw interest to pay our taxes, if any. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023, we had cash held outside the trust account of $91,093. We intend to use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

As of March 31, 2023, the Company had cash of approximately $91,093 and working capital deficit of approximately $322,526.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management is satisfied that Sponsor has committed, but not obliged, to provide fund in form of working capital loan for the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum and articles of association, though no assurance can be provided that such additional capital will ultimately be available. Management has determined that if the Company is unsuccessful in consummating an initial business combination within 15 months from the closing of the IPO (or up to 24 months from the closing of the Initial Public Offering if the period of time to consummate a business combination is extended in accordance with the terms of the Amended and Restated Memorandum and Articles of Association, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raise substantial doubt about the ability to continue as a going concern. Additionally, management has determined that the Combination Period is less than one year from the date of the issuance of the financial statements. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, this factor raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.

Management plans to extend the period in which it can complete a Business Combination.

Off-balance Sheet Arrangements; Commitments and Contractual Obligations

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein.

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

A critical accounting estimate to our financial statements is the estimated fair value of our warrant liability and convertible notes. Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes with respect to those risk factors previously disclosed in our final prospectus related to our Initial Public Offering filed with the SEC on December 3, 2021 and our annual report on Form 10-K filed with the SEC on February 21, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

TLGY ACQUISITION CORPORATION

Date: May 12, 2023	By:	/s/ Jin-Goon Kim
		Name:	Jin-Goon Kim
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2023	By:	/s/ Steven Norman
		Name:	Steven Norman
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)