Form 10-Q
period 2023-06-30
TLGY ACQUISITION CORP
filed 2023-08-17
CIK 1879814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 17, 2023, there were a total of 13,068,182 ordinary shares, comprising 7,318,182 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

TLGY ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

June 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TLGY ACQUISITION CORPORATION

BALANCE SHEETS

	June 30, 2023
	(unaudited)	December 31, 2022
ASSETS
Current Assets:
Cash	$57,438	$585,241
Prepaid expenses	164,475	281,970
Total Current Assets	221,913	867,211

Investments held in Trust Account	78,492,794	237,501,000

Total Assets	$78,714,707	$238,368,211

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$433,714	$341,547
Accrued offering costs	5,000	20,000
Note payable – sponsor; at fair value (cost $1,100,000)	857,193	—
Due to related party	111	111
Total Current Liabilities	1,296,018	361,658

Derivative warrant liabilities	3,523,519	451,987
Deferred underwriting commission	8,650,000	8,650,000
Total Liabilities	13,469,537	9,463,645

COMMITMENTS AND CONTINGENCIES

Class A ordinary shares subject to possible redemption; 7,318,182 and 23,000,000 shares (at redemption value at June 30, 2023 and December 31, 2022, respectively)	78,492,794	237,501,000

Shareholders’ deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, none issued and outstanding (excluding 7,318,182 shares and 23,000,000 shares subject to possible redemption) at June 30, 2023 and December 31, 2022, respectively	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 5,750,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	575	575
Additional paid-in capital	—	—
Accumulated deficit	(13,248,199)	(8,597,009)
Total Shareholders’ Deficit	(13,247,624)	(8,596,434)
LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$78,714,707	$238,368,211

The accompanying notes are an integral part of these unaudited condensed financial statements.

TLGY ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Six Months
	Ended		Ended
	June 30,		June 30,
	2023	2022	2023	2022
EXPENSES
Administrative fee - related party	$45,000	$45,000	$90,000	$90,000
General and administrative	224,650	273,539	732,465	552,033
TOTAL EXPENSES	269,650	318,539	822,465	642,033

OTHER INCOME
Income earned on Investments held in Trust Account	871,053	250,133	3,142,604	255,426
Change in fair value of derivative liabilities	(1,430,870)	1,738,741	(2,828,725)	7,881,401
TOTAL OTHER INCOME (LOSS)	(559,817)	1,988,874	313,879	8,136,827

Net (loss) income	$(829,467)	$1,670,335	$(508,586)	$7,494,794

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	7,318,182	23,000,000	12,083,375	23,000,000
Basic and diluted net (loss) income per share, Class A ordinary shares subject to possible redemption	$(0.06)	$0.06	$(0.03)	$0.26

Weighted average number of shares of Class B ordinary shares outstanding, basic and diluted	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net (loss) income per Class B ordinary share	$(0.06)	$0.06	$(0.03)	$0.26

The accompanying notes are an integral part of these unaudited condensed financial statements.

TLGY ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Class B		Additional
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	5,750,000	$575	$—	$(8,597,009)	$(8,596,434)

Current period remeasurement to redemption value	—	—	—	(2,671,551)	(2,671,551)

Net income	—	—	—	320,881	320,881
Balance as of March 31, 2023	5,750,000	575	—	(10,947,679)	(10,947,104)
Current period remeasurement to redemption value	—	—	—	(1,471,053)	(1,471,053)
Net loss	—	—	—	(829,467)	(829,467)
Balance as of June 30, 2023	5,750,000	$575	$—	$(13,248,199)	$(13,247,624)

	Class B		Additional
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	5,750,000	$575	$—	$(17,341,777)	$(17,341,202)

Current period remeasurement to redemption value	—	—	—	(5,293)	(5,293)
Net income	—	—	—	5,824,459	5,824,459
Balance as of March 31, 2022	5,750,000	575	—	(11,522,611)	(11,522,036)
Current period remeasurement to redemption value	—	—	—	(250,133)	(250,133)
Net income	—	—	—	1,670,335	1,670,335
Balance as of June 30, 2022	5,750,000	$575	$—	$(10,102,409)	$(10,101,834)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TLGY ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2023	2022

Cash Flows From Operating Activities:
Net (loss) income	$(508,586)	$7,494,794
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation and organization costs paid by related parties	—	—
Investment income earned on investments held in the Trust Account	(3,142,604)	(255,426)
Loss (gain) on change in fair value of derivative liabilities	2,828,725	(7,881,401)
Changes in operating assets and liabilities:
Prepaid expenses	117,495	(42,061)
Other current assets	—	24,567
Other assets	—	152,780
Changes in accrued offering costs	(15,000)	(15,348)
Accounts payable and accrued expenses	92,167	116,329
Net Cash Used In Operating Activities	(627,803)	(405,766)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(1,000,000)	—
Cash withdrawn from Trust Account	163,150,810	—
Net Cash Provided By Investing Activities	162,150,810	—

Cash Flows from Financing Activities:
Redemptions of Class A ordinary shares	(163,150,810)	—
Proceeds from promissory note - related party	1,100,000	—
Net Cash Used In Financing Activities	(162,050,810)	—

Net change in cash	(527,803)	(405,766)

Cash at beginning of period	585,241	1,452,817
Cash at end of period	$57,438	$1,047,051

Supplemental disclosure of non-cash financing activities:

Current period remeasurement to redemption value	$4,142,604	$255,426

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from May 21, 2021 (inception) through June 30, 2023 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, since the completion of our Initial Public Offering, searching for a target to consummate an initial business combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $14,183,689 consisting of $4,000,000 of underwriting fees, $8,650,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”)) and $533,689 of other offering costs related to the Initial Public Offering. Cash of $57,438 was held outside of the Trust Account on June 30, 2023 and was available for working capital purposes. As described in Note 6, the $8,650,000 deferred underwriting fees are contingent upon the consummation of the Business Combination within 15 months (or up to 24 months if extended) from the closing of the Initial Public Offering.

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

Proposed Business Combination

On June 21, 2023, the Company entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among the Company, Virgo Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of TLGY (“Merger Sub”), Verde Bioresins, Inc., a Delaware corporation (“Verde”), and, solely for Sections 3.07, 3.10, 7.13 and Article XI thereof, Sponsor. The Merger Agreement and the transactions contemplated thereby were approved by the boards of directors of each of the Company and Verde. The transactions set forth in the Merger Agreement will constitute a “business combination” as contemplated by the Company’s amended and restated memorandum and articles of association.

Liquidity and Management’s Plan

As of June 30, 2023, the Company had cash of approximately $57,438 and working capital deficit of approximately $1,074,105.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of the Company’s management, the unaudited financial statements as of June 30, 2023 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of June 30, 2023 and its results of operations and cash flows for the six months ended June 30, 2023. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2023 or any future interim period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2023 and December 31, 2022, the Company had cash of $57,438 and $585,241, respectively held outside the Trust Account. The Company did not have any cash equivalents at June 30, 2023 and December 31, 2022.

Investments held in Trust Account

At June 30, 2023 and December 31, 2022, the Company had $78.5 million and $237.5 million in investments held in the Trust Account, respectively. The Company’s portfolio of investments held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, the 7,318,182 and 23,000,000 Class A ordinary shares, respectively, subject to possible redemption in the amount of $78,492,794 and $237,501,000 at redemption value per Public Share are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized a measurement adjustment from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit of approximately $19.5 million as of December 31, 2021. During the six months ended June 30, 2023 and 2022, the Company recorded a measurement adjustment of $4,142,604 and 250,133, respectively, to increase to redemption value.

Net Income (loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. The remeasurement adjustment associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As of June 30, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and subsequently share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income per ordinary share.

	For the Three Months	For the Three Months
	Ended June 30,	Ended June 30,
	2023	2022
Class A Redeemable ordinary shares
Numerator: Allocation of net income (loss)	$(464,502)	$1,336,268
Denominator: Basic and diluted weighted average shares outstanding	7,318,182	23,000,000
Basic and diluted net income (loss) per Class A Ordinary Share	$(0.06)	$0.06

Class B Non-redeemable ordinary shares
Numerator: Allocation of net income (loss)	$(364,965)	$334,067
Denominator: Basic and diluted weighted average shares outstanding	5,750,000	5,750,000
Basic and diluted net income (loss) per Class B Ordinary Shares	$(0.06)	$0.06

	For the Six Months	For the Six Months
	Ended June 30,	Ended June 30,
	2023	2022
Class A Redeemable ordinary shares
Numerator: Allocation of net income (loss)	$(344,603)	$5,995,835
Denominator: Basic and diluted weighted average shares outstanding	12,083,375	23,000,000
Basic and diluted net income (loss) per Class A Ordinary Share	$(0.03)	$0.26

Class B Non-redeemable ordinary shares
Numerator: Allocation of net income (loss)	$(163,983)	$1,498,959
Denominator: Basic and diluted weighted average shares outstanding	5,750,000	5,750,000
Basic and diluted net income (loss) per Class B Ordinary Shares	$(0.03)	$0.26

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Warrant Liabilities

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging” whereby under that provision, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjusts the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations. Upon issuance and as of December 31, 2021, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. As of June 30, 2023, the quoted market price is used as the fair value as of each relevant date for valuing the Public Warrants. The Private Placement Warrants are valued using a modified Black-Scholes model. The Company’s valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

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

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering and the underwriters’ exercise of the over-allotment option, the Company sold 23,000,000 Units at a purchase price of $10.00 per Unit generating gross proceeds to the Company in the total amount of $230,000,000, which includes the full exercise of the underwriter over-allotment option generating gross proceeds of $30,000,000 to the Company. Each Unit consists of one share of the Company’s Class A ordinary shares, par value $0.0001 per share (the “Class A common shares”), a contingent right to receive at least one-fourth of one redeemable warrant following the initial business combination redemption time under certain circumstances and one-half of one redeemable warrant of the Company (each whole warrant, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment. See Note 8.

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

General and Administrative Services

Commencing on November 30, 2021, the Company has agreed to pay the Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2023, the Company incurred $45,000 and $90,000, respectively, pursuant to the administrative services agreement. As of June 30, 2023 and December 31, 2022, there was no amount due to related party in connection with administrative service agreement.

Promissory Note — Related Party

On June 17, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2022, or (ii) the consummation of the Initial Public Offering. The Company borrowed approximately $268,000 under the Promissory Note and repaid the Promissory Note in full on December 8, 2021. As a result, the Promissory Note is no longer available as of June 30, 2023 and December 31, 2022.

On April 24, 2023, the Sponsor issued an unsecured promissory note to the Company (the “2023 April Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Initial Public Offering (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and article of association), or (ii) the date on which the Company consummates a Business Combination. The Company accounts for its convertible promissory note under ASC 815, “Derivatives and Hedging” (“ASC 815”). Under ASC 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its convertible promissory note. Using the fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the notes are recognized as a non-cash gain or loss on the statements of operations.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of its officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2023 and December 31, 2022, there were no amounts outstanding under the Working Capital Loans.

On June 1, 2023, the Sponsor provided to the Company $100,000 ($77,927 fair value at June 30, 2023) under the 2023 April Promissory Note.

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

In April 2023, the Company deposited $200,000 into the trust and as a result the Termination Date was extended by one month June 3, 2023, $200,000 of which was loaned by the Sponsor.

In May 2023, the Company deposited $200,000 into the trust and as a result the Termination Date was extended by one month until July 3, 2023, $200,000 of which was loaned by the Sponsor.

In June 2023, the Company deposited $200,000 into the trust and as a result the Termination Date was extended by one month until August 3, 2023, $200,000 of which was loaned by the Sponsor.

As of June 30, 2023 and December 31, 2022 there was $1,000,000 (fair value of $779,266) and $0, respectively, outstanding of such loans.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares —The Company is authorized to issue 5,000,000 shares of preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares —The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 7,318,182 shares and 23,000,000 shares, respectively, of Class A ordinary shares issued and outstanding, respectively, including 7,318,182 and 23,000,000 shares, respectively, of Class A ordinary shares subject to possible redemption. The IPO Units include a contingent right (See Note 3).

Class B Ordinary Shares —The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. On November 30, 2021, the Company effected a further issuance of Founder Shares, resulting in the Sponsor holding an aggregate of 5,750,000 Founder Shares. As of June 30, 2023 and December 31, 2022, there were 5,750,000 shares of Class B ordinary shares issued and outstanding.

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. As of June 30, 2023 and December 31, 2022, the derivative warrant liability was $3,523,519 and $451,987, respectively.

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value at June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,		December 31,
Description	Level	2023	Level	2022
Assets:
Investments held in Trust Account	1	$78,492,794	1	$237,501,000

Liabilities:
Note payable – sponsor	3	857,193		—
Warrant liability – Private Placement Warrants	3	$1,798,519	3	238,087
Warrant liability – Public Warrants	1	1,725,000	1	213,900
Total liabilities		$4,380,712		$451,987

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

The subsequent measurements as of June 30, 2023 of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the publicly traded closing price of the Public Warrants of $0.12 per warrant, was used as the fair value as of the relevant date. The terms of the Private Placement Warrants are analogous to the Public Warrants with the exception that they are not redeemable. As such, these warrants were valued using a modified Black-Scholes model.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2023:

Fair Value
Measurement
Using Level 3
Inputs Total
Balance, December 31, 2022	$238,087
Transfer to Level 1	—
Additions	1,100,000
Change in fair value of note payable sponsor	(242,807)
Change in fair value of derivative warrant liabilities	1,560,432
Balance, June 30, 2023	$2,655,712

The key inputs into the Monte Carlo simulation model and the modified Black-Scholes model to value the derivative warrant liabilities were as follows:

	June 30, 2023		December 31, 2022
Share price	$10.76		$10.26
Exercise price	$11.50		$11.50
Risk-free interest rate	5.29%		4.68%
Expected life of warrants	5.49	years	5.64	years
Expected volatility of underlying shares	3.5%		4.1%
Dividend yield	0%		0%

The key inputs to value the note payable were as follows:

	June 30, 2023
Share price	$10.76
Strike price of debt conversion	$1.00
Strike price of warrants	$11.50
Risk-free interest rate	5.47%
Expected life	0.49	years
Expected volatility of underlying shares	3.5%

As of June 30, 2023 and December 31, 2022, the derivative warrant liability was $3,523,519 and $451,987, respectively. In addition, for the three and six months ended June 30, 2023 and 2022, the Company recorded losses of $1,430,870 and $2,828,725 and gains of $1,738,741 and $7,881,401, respectively, on the change in fair value of the derivative liabilities on the statements of operations.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to August 17, 2023, the date that the financial statements were available to be issued. Based upon this review, except as noted below, the Company did not identify any other subsequent events that would have required adjustment to or disclosure in the financial statements.

On August 1, 2023, the Sponsor issued an unsecured promissory note to the Company (the “July Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $200,000. This July Promissory Note was non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s IPO (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and article of association) or (ii) the date on which the Company consummates an initial business combination.

On July 28, 2023, the Company notified Continental Stock Transfer & Trust Company of its intention to extend the period of time that the Company has to complete its initial business combination by an additional month, subject to the Sponsor or its affiliates or designees depositing $200,000 into the trust account. The Sponsor deposited such amount into the trust and as a result the Termination Date was extended by one month until September 3, 2023.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 3, 2021 and the Company’s annual report on Form 10-K filed with the SEC on February 21, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward- looking statements whether as a result of new information, future events or otherwise.

Recent Developments

Proposed Business Combination

On June 21, 2023, the Company entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among the Company, Virgo Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of TLGY (“Merger Sub”), Verde Bioresins, Inc., a Delaware corporation (“Verde”), and, solely for Sections 3.07, 3.10, 7.13 and Article XI thereof, Sponsor. The Merger Agreement and the transactions contemplated thereby were approved by the boards of directors of each of the Company and Verde. The transactions set forth in the Merger Agreement will constitute a “business combination” as contemplated by the Company’s amended and restated memorandum and articles of association.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2023 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, since the completion of our Initial Public Offering, searching for a target to consummate an initial business combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had net loss of $829,467 which was primarily due to a loss in fair value of the derivative liabilities of $1,548,941 and general and administrative costs of $269,650, partially offset by interest income on funds held in Trust of $871,053 and gain on the change in fair value of convertible notes of $118,071.

For the three months ended June 30, 2022, we had net income of $1,670,335, which was primarily due to the change in fair value of the derivative warrant liabilities of $1,738,741 and interest income on funds held in Trust of $106,300. These amounts were offset by total operating expense of $318,539.

For the six months ended June 30, 2023, we had net loss of $508,586, which was primarily due to a loss in fair value of the derivative liabilities of $3,071,532 and general and administrative expenses of $822,465, partially offset by interest income on funds held in Trust of $3,142,604 and a change in fair value of convertible notes of $242,807.

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

As of June 30, 2023, we had investments held in the trust account of $78,492,794. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (excluding deferred underwriting commissions), to complete our initial business combination. We may withdraw interest to pay our taxes, if any. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2023, we had cash held outside the trust account of $57,438. We intend to use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

As of June 30, 2023, the Company had cash of $57,438 and working capital deficit of $1,074,105.

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

Off-balance Sheet Arrangements; Commitments and Contractual Obligations

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein.

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

Net Income (loss) per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. We apply the two-class method in calculating earnings per share. The net income (loss) is allocated to each class of shares using an allocation of total shares, which is then divided by the total shares for the respective class.

We did not consider the effect of the warrants issued in connection with the initial public offering and the private placement in the calculation of diluted income (loss) per share because their exercise is contingent upon future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share. Accretion associated with the redeemable Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

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

As of June 30, 2023, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

TLGY ACQUISITION CORPORATION

Date: August 17, 2023	By:	/s/ Jin-Goon Kim
		Name:	Jin-Goon Kim
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 17, 2023	By:	/s/ Steven Norman
		Name:	Steven Norman
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)