Form 10-Q
period 2023-09-30
TLGY ACQUISITION CORP
filed 2023-11-14
CIK 1879814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, there were a total of 13,068,182 ordinary shares, comprising 7,318,182 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

TLGY ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

September 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TLGY ACQUISITION CORPORATION

BALANCE SHEETS

	September 30, 2023
	(unaudited)	December 31, 2022
ASSETS
Current Assets:
Cash	$58,555	$585,241
Prepaid expenses	84,601	281,970
Total Current Assets	143,156	867,211

Investments held in Trust Account	80,118,438	237,501,000

Total Assets	$80,261,594	$238,368,211

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$351,317	$341,547
Accrued offering costs	5,000	20,000
Advances from related party	111	111
Note payable – sponsor; at fair value (cost $1,975,000)	1,553,311	—
Note payable – third party, at fair value (cost $200,000)	157,297	—
Total Current Liabilities	2,067,036	361,658

Derivative warrant liabilities	978,659	451,987
Deferred underwriting commission	8,650,000	8,650,000
Total Liabilities	11,695,695	9,463,645

COMMITMENTS AND CONTINGENCIES

Class A ordinary shares subject to possible redemption; 7,318,182 and 23,000,000 shares (at redemption value at September 30, 2023 and December 31, 2022, respectively)	80,118,438	237,501,000

Shareholders’ deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, none issued and outstanding (excluding 7,318,182 shares and 23,000,000 shares subject to possible redemption) at September 30, 2023 and December 31, 2022, respectively	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 5,750,000 shares issued and outstanding at September 30, 2023 and December 31, 2022	575	575
Additional paid-in capital	—	—
Accumulated deficit	(11,553,114)	(8,597,009)
Total Shareholders’ Deficit	(11,552,539)	(8,596,434)
LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$80,261,594	$238,368,211

The accompanying notes are an integral part of these unaudited condensed financial statements.

TLGY ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2023	2022	2023	2022
EXPENSES
Administrative fee - related party	$45,000	$45,000	$135,000	$135,000
General and administrative	426,360	294,081	1,158,825	846,114
TOTAL EXPENSES	471,360	339,081	1,293,825	981,114

OTHER INCOME
Income earned on Investments held in Trust Account	1,025,644	1,143,295	4,168,248	1,398,721
Change in fair value of warrant liabilities	2,544,860	334,115	(526,672)	8,215,516
Change in fair value of convertible promissory note	221,585	—	464,392	—
TOTAL OTHER INCOME	3,792,089	1,477,410	4,105,968	9,614,237

Net income	$3,320,729	$1,138,329	$2,812,143	$8,633,123

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	7,318,182	23,000,000	10,477,523	23,000,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.25	$0.04	$0.17	$0.30

Weighted average number of shares of Class B ordinary shares outstanding, basic and diluted	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net income per Class B ordinary share	$0.25	$0.04	$0.17	$0.30

The accompanying notes are an integral part of these unaudited condensed financial statements.

TLGY ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Class B		Additional
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	5,750,000	$575	$—	$(8,597,009)	$(8,596,434)

Current period remeasurement to redemption value	—	—	—	(2,671,551)	(2,671,551)

Net income	—	—	—	320,881	320,881
Balance as of March 31, 2023	5,750,000	575	—	(10,947,679)	(10,947,104)
Current period remeasurement to redemption value	—	—	—	(1,471,053)	(1,471,053)
Net loss	—	—	—	(829,467)	(829,467)
Balance as of June 30, 2023	5,750,000	$575	$—	$(13,248,199)	$(13,247,624)
Current period remeasurement to redemption value	—	—	—	(1,625,644)	(1,625,644)
Net income	—	—	—	3,320,729	3,320,729
Balance as of September 30, 2023	5,750,000	$575	$—	$(11,553,114)	$(11,552,539)

	Class B		Additional
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	5,750,000	$575	$—	$(17,341,777)	$(17,341,202)

Current period remeasurement to redemption value	—	—	—	(5,293)	(5,293)
Net income	—	—	—	5,824,459	5,824,459
Balance as of March 31, 2022	5,750,000	575	—	(11,522,611)	(11,522,036)
Current period remeasurement to redemption value	—	—	—	(250,133)	(250,133)
Net income	—	—	—	1,670,335	1,670,335
Balance as of June 30, 2022	5,750,000	$575	$—	$(10,102,409)	$(10,101,834)
Current period remeasurement to redemption value	—	—	—	(1,143,295)	(1,143,295)
Net income	—	—	—	1,138,329	1,138,329
Balance as of September 30, 2022	5,750,000	$575	$—	$(10,107,375)	$(10,106,800)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TLGY ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2023	2022

Cash Flows From Operating Activities:
Net income	$2,812,143	$8,633,123
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation and organization costs paid by related parties	—	—
Investment income earned on investments held in the Trust Account	(4,168,248)	(1,398,721)
Loss (gain) on change in fair value of derivative warrant liabilities	526,672	(8,215,516)
Loss on change in fair value of convertible promissory note	(464,392)	—
Changes in operating assets and liabilities:
Prepaid expenses	197,369	(20,249)
Other current assets	—	24,567
Other assets	—	230,445
Changes in accrued offering costs	(15,000)	(15,348)
Accounts payable and accrued expenses	9,770	125,142
Net Cash Used In Operating Activities	(1,101,686)	(636,557)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(1,600,000)	—
Cash withdrawn from Trust Account	163,150,810	—
Net Cash Provided By Investing Activities	161,550,810	—

Cash Flows from Financing Activities:
Redemptions of Class A ordinary shares	(163,150,810)	—
Proceeds from promissory note - related party	2,175,000	—
Net Cash Used In Financing Activities	(160,975,810)	—

Net change in cash	(526,686)	(636,557)

Cash at beginning of period	585,241	1,452,817
Cash at end of period	$58,555	$816,260

Supplemental disclosure of non-cash financing activities:

Current period remeasurement to redemption value	$5,768,248	$1,398,721

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from May 21, 2021 (inception) through September 30, 2023 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, since the completion of our Initial Public Offering, searching for a target to consummate an initial business combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $14,183,689 consisting of $4,000,000 of underwriting fees, $8,650,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”)) and $533,689 of other offering costs related to the Initial Public Offering. Cash of $58,555 was held outside of the Trust Account on September 30, 2023 and was available for working capital purposes. As described in Note 6, the $8,650,000 deferred underwriting fees are contingent upon the consummation of the Business Combination within 15 months (or up to 24 months if extended) from the closing of the Initial Public Offering.

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

Liquidity and Management’s Plan

As of September 30, 2023, the Company had cash of approximately $58,555 and working capital deficit of $1,923,880.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of the Company’s management, the unaudited financial statements as of September 30, 2023 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2023 and its results of operations and cash flows for the nine months ended September 30, 2023. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2023 or any future interim period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2023 and December 31, 2022, the Company had cash of $58,555 and $585,241, respectively held outside the Trust Account. The Company did not have any cash equivalents at September 30, 2023 and December 31, 2022.

Investments held in Trust Account

At September 30, 2023 and December 31, 2022, the Company had $80.1 million and $237.5 million in investments held in the Trust Account, respectively. The Company’s portfolio of investments held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, the 7,318,182 and 23,000,000 Class A ordinary shares, respectively, subject to possible redemption in the amount of $80,118,438 and $237,501,000 at redemption value per Public Share are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized a measurement adjustment from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit of approximately $19.5 million as of December 31, 2021. During the nine months ended September 30, 2023 and 2022, the Company recorded a measurement adjustment of $5,768,248 and $1,398,721, respectively, to increase to redemption value.

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

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As of September 30, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and subsequently share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income per ordinary share.

	For the Three Months	For the Three Months
	Ended September 30,	Ended September 30,
	2023	2022
Class A Redeemable ordinary shares
Numerator: Allocation of net income	$1,859,608	$910,663
Denominator: Basic and diluted weighted average shares outstanding	7,318,182	23,000,000
Basic and diluted net income per Class A Ordinary Shares	$0.25	$0.04

Class B Non-redeemable ordinary shares
Numerator: Allocation of net income	$1,461,121	$227,666
Denominator: Basic and diluted weighted average shares outstanding	5,750,000	5,750,000
Basic and diluted net income per Class B Ordinary Shares	$0.25	$0.04

	For the Nine Months	For the Nine Months
	Ended September 30,	Ended September 30,
	2023	2022
Class A Redeemable ordinary shares
Numerator: Allocation of net income	$1,815,699	$6,906,498
Denominator: Basic and diluted weighted average shares outstanding	10,477,523	23,000,000
Basic and diluted net income per Class A Ordinary Shares	$0.17	$0.30

Class B Non-redeemable ordinary shares
Numerator: Allocation of net income	$996,444	$1,726,625
Denominator: Basic and diluted weighted average shares outstanding	5,750,000	5,750,000
Basic and diluted net income per Class B Ordinary Shares	$0.17	$0.30

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Warrant Liabilities

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging” whereby under that provision, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjusts the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations. Upon issuance and as of December 31, 2021, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. As of September 30, 2023, the quoted market price is used as the fair value as of each relevant date for valuing the Public Warrants. The Private Placement Warrants are valued using a modified Black-Scholes model. The Company’s valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

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

General and Administrative Services

Commencing on November 30, 2021, the Company has agreed to pay the Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2023, the Company incurred $45,000 and $135,000, respectively, pursuant to the administrative services agreement. As of September 30, 2023 and December 31, 2022, there was no amount due to related party in connection with administrative service agreement.

Promissory Note — Related Party

On June 17, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2022, or (ii) the consummation of the Initial Public Offering. The Company borrowed approximately $268,000 under the Promissory Note and repaid the Promissory Note in full on December 8, 2021. As a result, the Promissory Note is no longer available as of September 30, 2023 and December 31, 2022.

Convertible Promissory Note - Related Party

On each of April 24, 2023 (the “2023 April Promissory Note”) and August 19, 2023 (the “2023 August Promissory Note”), the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $250,000 and $500,000, respectively. Both of these two promissory notes were non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Initial Public Offering (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and article of association), or (ii) the date on which the Company consummates a Business Combination, subject to the terms of the Merger Agreement. The Company accounts for their convertible promissory note under ASC 815, “Derivatives and Hedging” (“ASC 815”). Under ASC 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for their convertible promissory note. Using the fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the notes are recognized as a non-cash gain or loss on the statements of operations.

As of September 30, 2023 the Sponsor provided the Company $1,975,000 with a fair value of $1,553,311. As of September 30, 2023 Verde provided the Company $200,000 with a fair value of $157,297.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of its officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2023 and December 31, 2022, the total amount due to the Company under the Working Capital Loans is $575,000 and $0, respectively.

On June 1, 2023, the Sponsor provided the Company $100,000 ($77,630 fair value at June 30, 2023) under the 2023 April Promissory Note.

On July 24, 2023, the Sponsor provided the Company $50,000 under the 2023 April Promissory Note.

On July 31, 2023, the Sponsor provided the Company $250,000 under the 2023 April Promissory Note and the August Promissory Note.

On August 10, 2023, the Sponsor provided the Company $50,000 under the 2023 August Promissory Note.

On August 14, 2023, the Sponsor provided the Company $50,000 under the 2023 August Promissory Note.

On August 31, 2023, the Sponsor provided the Company $50,000 under the 2023 August Promissory Note.

On September 20, 2023, the Sponsor provided the Company $25,000 under the 2023 August Promissory Note.

As of September 30, 2023, the Company drew an aggregate of $575,000 (fair value of $452,230) on the 2023 April Promissory Note and 2023 August Promissory Note.

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

In July 2023, the Company deposited $200,000 into the trust and as a result the Termination Date was extended by one month until September 3, 2023, $200,000 of which was loaned by the Sponsor.

In August 2023, the Company deposited $100,000 into the trust, as a loan by the Sponsor, and Verde deposited $100,000 into the trust, as a loan by Verde, and as a result the Termination Date was extended by one month until October 3, 2023.

In September 2023, the Company deposited $100,000 into the trust, as a loan by the Sponsor, and Verde deposited $100,000 into the trust, as a loan by Verde, and as a result the Termination Date was extended by one month until November 3, 2023.

As of September 30, 2023 and December 31, 2022 there was $1,600,000 (Fair value: $1,258,378) and $0, respectively, outstanding of such loans.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares —The Company is authorized to issue 5,000,000 shares of preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares —The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 7,318,182 shares and 23,000,000 shares, respectively, of Class A ordinary shares issued and outstanding, respectively, including 7,318,182 and 23,000,000 shares, respectively, of Class A ordinary shares subject to possible redemption. The IPO Units include a contingent right (See Note 3).

Class B Ordinary Shares —The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. On November 30, 2021, the Company effected a further issuance of Founder Shares, resulting in the Sponsor holding an aggregate of 5,750,000 Founder Shares. As of September 30, 2023 and December 31, 2022, there were 5,750,000 shares of Class B ordinary shares issued and outstanding.

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. As of September 30, 2023 and December 31, 2022, the derivative warrant liability was $978,659 and $451,987, respectively.

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value at September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,		December 31,
Description	Level	2023	Level	2022
Assets:
Investments held in Trust Account	1	$80,118,438	1	$237,501,000

Liabilities:
Note payable – sponsor	3	1,553,311	3	—
Note payable – third party	3	157,297	3	—
Warrant liability – Private Placement Warrants	3	$484,159	3	238,087
Warrant liability – Public Warrants	1	494,500	1	213,900
Total liabilities		$2,689,267		$451,987

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

The subsequent measurements as of September 30, 2023 of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the publicly traded closing price of the Public Warrants of $0.12 per warrant, was used as the fair value as of the relevant date. The terms of the Private Placement Warrants are analogous to the Public Warrants with the exception that they are not redeemable. As such, these warrants were valued using a modified Black-Scholes model.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2023:

Fair Value
Measurement
Using Level 3
Inputs Total
Balance, December 31, 2022	$238,087
Transfer to Level 1	—
Additions	2,175,000
Change in fair value of convertible promissory note	(464,392)
Change in fair value of derivative warrant liabilities	246,072
Balance, September 30, 2023	$2,194,767

The key inputs into the Monte Carlo simulation model and the modified Black-Scholes model to value the derivative warrant liabilities were as follows:

	September 30, 2023		December 31, 2022
Share price	$10.97		$10.26
Exercise price	$11.50		$11.50
Risk-free interest rate	5.46%		4.68%
Expected life of warrants	5.31	years	5.64	years
Expected volatility of underlying shares	de minimis	%	4.1%
Dividend yield	0%		0%

The key inputs to value the note payable were as follows:

	September 30, 2023
Share price	$10.97
Strike price of debt conversion	$1.00
Strike price of warrants	$11.50
Risk-free interest rate	4.60%
Expected life	5.31	years
Expected volatility of underlying shares	0.1%

As of September 30, 2023 and December 31, 2022, the derivative warrant liability was $978,659 and $451,987, respectively. In addition, for the three months ended September 30, 2023 and 2022, the Company recorded a gain of $2,544,860 and a gain of $334,115, respectively on the change in fair value of the derivative liabilities on the statements of operations. For the nine months ended September 30, 2023 and 2022, the Company recorded a loss of $526,672 and a gain of $8,215,516, respectively, on the change in fair value of the derivative liabilities on the statements of operations.

As of September 30, 2023 and December 31, 2022, the convertible promissory liability was $1,710,608 and $0, respectively. For the three months ended, September 30, 2023 and 2022, the Company recorded a gain on the change in the fair value of the convertible promissory notes of $221,585 and $0, respectively in the statement of operations. For the nine months ended, September 30, 2023 and 2022, the Company recorded a gain on the change in the fair value of the convertible promissory notes of $464,392 and $0, respectively in the statement of operations.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to November 14, 2023, the date that the financial statements were available to be issued. Based upon this review, except as noted below and as disclosed as current reports under various Form 8-K filed with the USSEC, the Company did not identify any other subsequent events that would have required adjustment to or disclosure in the financial statements.

On October 6, 2023, the Sponsor provided the Company $50,000 under the 2023 August Promissory Note.

On October 20, 2023, the Sponsor provided the Company $25,000 under the 2023 August Promissory Note.

On October 17, 2023, the Company notified Continental Stock Transfer & Trust Company of its intention to extend the Termination Date by an additional month for the period from October 17, 2023 to November 16, 2023. Taking into account the paid and unused portion of the extension fee for the previously disclosed extension (which covers the period from October 3, 2023 to November 3, 2023), there is no extension fee payable for this Extension Period and as a result the Termination Date was extended until November 16, 2023.

On October 17, 2023, the Company’s sponsor deposited a sum of $10,000 into the trust account in the event that there is a need to make up any payment for the additional extension of the Extension Period. The unused portion of this sum of $10,000 shall be used and apply as part payment for the next extension from November 17, 2023, if applicable.

On October 17, 2023, shareholders of the Company held an annual general meeting of shareholders (the “Annual General Meeting”), where the shareholders of the Company approved by special resolution an amendment (the “Charter Amendment”) to the Amended and Restated Memorandum and Articles of Association of the Company (the “Charter”) to modify the monthly amount that its Sponsor or its affiliates or designees must deposit into the Trust Account in order to extend the period of time to consummate a business combination by one month, up to seven times (starting from the first date on which such modified extension payment is made), if requested by the Sponsor and accepted by the Company, from the lesser of $0.04 per outstanding share and $200,000 to the lesser of (x) $0.033 per outstanding share and (y) $110,000. Any amount of the $200,000 paid in order to extend the period of time to consummate a Business Combination until November 3, 2023, which is paid but unused (due to an additional extension payment, based on the updated monthly amount, made prior to November 3, 2023) may be deducted, on a pro rata basis, from future extension payments.

In connection with the votes to approve the Charter Amendment Proposal, 1,395,317 ordinary shares of the Company were rendered for redemption. The ordinary shares will be redeemed at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust Account deposits (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding ordinary share. The per-share redemption amount has been calculated to be approximately $10.96 per share.

On October 9, 2023, the Company received a written notice (the “Notice”) from the staff of Nasdaq Regulation of The Nasdaq Global Market (“Nasdaq”) indicating that the Company is not currently in compliance with Listing Rule 5450(a)(2) of the Nasdaq Stock Market LLC Rules (the “Listing Rules”), which requires the Company to maintain a minimum of 400 total shareholders on a continuous basis.

In accordance with Rule 5810-1(2)(a) of the Listing Rules, the Company has been provided a period of 45 days to respond with a business plan that demonstrates how the Company expects to return to compliance with the minimum public shareholders requirement within 180 days of receipt of the Notice.

The Company anticipates that it will satisfy this listing requirement within such time period once it consummates an initial business combination.

On October 27, 2023, the Company submitted through its legal counsel, Cleary Gottlieb Steen & Hamilton LLP, a business plan to the Nasdaq Listings Qualifications Department for review within the required timeframe.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2023 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, since the completion of our Initial Public Offering, searching for a target to consummate an initial business combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had net income of $3,320,729 which was primarily due to general and administrative costs of $471,360, partially offset by change in fair value of the derivative liabilities of $2,544,860, change in fair value of convertible promissory note of $221,585, and interest income on funds held in Trust of $1,025,644.

For the three months ended September 30, 2022, we had net income of $1,138,329, which was primarily due to the change in fair value of the derivative warrant liabilities of $334,115 and interest income on funds held in Trust of $1,143,295. These amounts were offset by total operating expense of $339,081.

For the nine months ended September 30, 2023, we had net income of $2,812,143, which was primarily due to a loss in fair value of the derivative liabilities of $526,672 and general and administrative expenses of $1,293,825, partially offset by interest income on funds held in Trust of $4,168,248 and a change in fair value of convertible notes of $464,392.

For the nine months ended September 30, 2022, we had net income of $8,633,123, which was primarily due to the change in fair value of the derivative warrant liabilities of $8,215,516 and interest income on funds held in Trust of $1,398,721. These amounts were offset by total operating expense of $981,114.

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

As of September 30, 2023, we had investments held in the trust account of $80,118,438. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (excluding deferred underwriting commissions), to complete our initial business combination. We may withdraw interest to pay our taxes, if any. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2023, we had cash held outside the trust account of $58,555. We intend to use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

As of September 30, 2023, the Company had cash of $58,555 and working capital deficit of $1,923,880.

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

Off-balance Sheet Arrangements; Commitments and Contractual Obligations

As of September 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein.

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

As of September 30, 2023, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Simultaneously with the closing of our Initial Public Offering on December 3, 2022, our sponsor purchased an aggregate of 10,659,500 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or $10,659,500 in the aggregate, in a private placement.

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

TLGY ACQUISITION CORPORATION

Date: November 14, 2023	By:	/s/ Jin-Goon Kim
		Name:	Jin-Goon Kim
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Steven Norman
		Name:	Steven Norman
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)