Form 10-K
period 2023-12-31
TLGY ACQUISITION CORP
filed 2024-03-26
CIK 1879814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 001-41101

TLGY Acquisition Corporation
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1603634
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4001 Kennett Pike, Suite 302 Wilmington, DE	19807
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (1) 302-803-6849

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share, par value $.0001, and one-half of one redeemable warrant	TLGYU	The NASDAQ Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	TLGY	The NASDAQ Stock Market LLC
Redeemable warrants, each whole warrant exercise for one Class A ordinary share at an exercise price of $11.50 per share	TLGYW	The NASDAQ Stock Market LLC

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

The aggregate market value of our Class A ordinary shares outstanding, other than Class A ordinary shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price of the Class A ordinary shares on June 30, 2023, as reported on the Nasdaq Global Market, was approximately $78.7 million.

As of March 25, 2024, there were a total of 11,672,865 ordinary shares, comprising 5,922,865 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

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

Our key differentiator is our team’s deep roots in private equity and transformational operations that reflect the career of our founder, Jin-Goon Kim, as both a blue-chip private equity partner and a public and private company CEO. Our founder and independent directors have had long and successful tenures as senior leaders with top investment platforms in Asia and globally, including TPG (a leading global and Asian private equity firm), Softbank (a leading global and Asian venture capital firm), International Finance Corporation (the private sector investment arm of the World Bank Group), and IMM (a leading buyout and growth capital investment firm in Korea). We intend to utilize a private equity style approach in our investment strategy and our experience in finding investments with long-term potential and we intend to secure them on favorable deal terms. In addition to Mr. Kim’s experience as an accomplished serial transformational CEO, our president, Mr. Steven Norman, has significant operational leadership experience. Mr. Norman has helped run, build and invest in leading public and private companies in the global healthcare and technology-enabled consumer sectors, respectively. One of our independent directors, Dr. Shrijay (Jay) Vijayan, possesses deep expertise in developing and commercializing new technologies for eminent hospitals and institutions across a wide range of sectors including therapeutics, diagnostics and medical devices, rare diseases, neurodegeneration, cancer, autoimmunity and inflammation. We believe that these skills will help us in sourcing and diligence of potential target businesses, and in value creation after our initial business combination.

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

•

Value Creation through Transformation: While at McKinsey, Dell and TPG, our founder learned how to diagnose and construct winning business models and effective operating systems that provide meaningful competitive advantage in terms of growth drivers, cost structures, profit generation and industry restructuring. We believe that his consistent success across multiple companies and industries was due to a faithful implementation of this strategy in local growth companies whose entrepreneur management teams had managed to build outstanding businesses, but often without the benefit of senior executive training in the world’s leading operations. Our founder was consistently able to accelerate the growth of local companies into industry leaders by applying breakthrough strategies and operational toolkits such as industry roll-up, fast fashion, Supply Chain Management (“SCM”) digitization, CRM-based direct marketing and sales, SKU optimization and product portfolio management, and Key Performance Indicator (“KPI”) driven retail productivity improvement. Hence, we will favor targets that similarly have strong businesses and management teams with innovative technologies and/or differentiated business models, but still have ample opportunities to benefit from global best-practices and proven playbooks that we will seek to bring to bear. Thus, we will tend to prefer entrepreneur founders who are open to new ideas and eager to partner with us for transformational programs. Our President Steven Norman is a thought leader in sales strategies for technology businesses, both as a practitioner and advisor, and we expect that he will provide unique insights into assessing growth levers of targets during diligence and opportunities for accelerated growth following a business combination with us. Our team’s extensive networks of transformational operating executives, senior executive officers, founders, venture capital and private equity sponsors give us a strong advantage in our quest to identify a transformative target company and drive its value-creation post business integration.

•

Biopharma Expertise: We believe that an aging population and favorable regulations have supported positive growth and investment in biopharma sectors broadly, as evidenced by biopharma IPO fundraising in the United States that has increased six-fold from approximately US$3 billion in 2016 to over US$20 billion in 2020. Since the late 2010s, our founder has also successfully invested in or has worked with pioneers in the broadly defined healthcare industry, including serving as advisor to the board of a leading herbal health care products platform in Asia and investing in a promising global rare disease drug development platform. Our management team and board’s experience in the biopharma industry equip us with a wealth of scientific knowledge that can be used to assess the quality of a company’s underlying science, market potential, competition, drug portfolio and pipeline, and preclinical and/or clinical data, and to analyze regulatory frameworks. We will apply analytics to validate the commercial potential of target products. We will favor companies whose products have progressed sufficiently and have a clear path to fast commercialization such that we can evaluate and reduce risk in the investment. We will search for companies that have the potential to disrupt the industry, such as orphan drug platforms with efficient commercialization potential and low development risk, companies targeting central nervous system disorders with differentiated and yet credible therapeutic strategies and attractive economics, and companies that are developing aging remedies with very large addressable market applications. Our founder, Dr. Vijayan’s ability to evaluate opportunities in this highly dynamic market will be our key differentiation.

•

Technology Expertise: Our founder started his career in the technology practice of McKinsey after which he joined Internet Business Capital Corporation, an enterprise software venture capital firm, before moving to Dell Inc, a global leader in hardware, software and services. He is thus well-versed in technology application and has deployed various enabling technology tools to drive most of his corporate transformations, including digitization of SCM and operating systems and launching analytics-driven e-commerce businesses. His belief is that technology enabled companies will increasingly become the leaders in the mainstream consumer markets; he has invested in and/or worked with such companies as an innovative micro-brewery platform and a non-bank fintech platform that have compelling technological advantages. Our President Steve Norman has spent decades working with a wide range of technology hardware, software and services companies, and our independent board member Donghyun Han was one of the early technology venture investors in Asia. Our combined but varied set of experiences provides a differentiated industry network and expertise that we believe will help us identify winning target companies and support them through their growth after the business combination.

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

Ability to Extend Time to Complete Business Combination

On February 23, 2023, our shareholders held an extraordinary general meeting of shareholders, where the shareholders of the Company approved by special resolution an amendment to the Amended and Restated Memorandum and Articles of Association of the Company to (i) cancel the three-month automatic extension period to which the Company was entitled in case it filed a preliminary proxy statement, registration statement or similar filing for a business combination with one or more businesses, which we refer to as the “business combination,” during (x) the 15-month period from the consummation of the Company’s initial public offering that was consummated on December 3, 2021 (the “IPO”), or (y) any paid extension period, to consummate a business combination, and (ii) modify the monthly amount that TLGY Sponsors LLC, our sponsor or its affiliates or designees must deposit into the Company’s trust account in order to extend the period of time to consummate a business combination by one month, up to six times, in the event that the Company does not consummate a business combination within 15 months from the consummation of the IPO, if requested by the Sponsor and accepted by the Company, from $0.033 to the lesser of $0.04 per outstanding share and $200,000, and increase the maximum number of such extensions from up to six times to up to nine times.

On October 17, 2023, our shareholders held an annual general meeting of shareholders, where the shareholders of the Company approved by special resolution an amendment to the Amended and Restated Memorandum and Articles of Association of the Company to modify the monthly amount that its Sponsor or its affiliates or designees must deposit into the Trust Account in order to extend the period of time to consummate a business combination by one month, up to seven times (starting from the first date on which such modified extension payment is made), if requested by the Sponsor and accepted by the Company, from the lesser of $0.04 per outstanding share and $200,000 to the lesser of (x) $0.033 per outstanding share and (y) $110,000. Any amount of the $200,000 paid in order to extend the period of time to consummate a Business Combination until November 3, 2023, which is paid but unused (due to an additional extension payment, based on the updated monthly amount, made prior to November 3, 2023) may be deducted, on a pro rata basis, from future extension payments.

Subject to seven one-month extensions (of which we have exercised six) (the “Paid Extension Period”), we will have until May 16, 2024 to consummate an initial business combination. If our initial business combination is not consummated by May 16, 2024, then our existence will terminate, and we will distribute all amounts in the trust account.

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

Verde Bioresins Merger Agreement

The Company and the Sponsor previously entered into the Merger Agreement on June 21, 2023, as amended on August 11, 2023, with Virgo Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of TLGY (“Merger Sub”), Verde Bioresins, Inc., a Delaware corporation (“Verde”). On March 12, 2024, TLGY received a termination notice (the “Termination Notice”) from Verde stating that Verde was exercising its right to terminate the Merger Agreement (the “Termination”) and all ancillary agreements, pursuant to Section 10.01(c) of the Merger Agreement. On March 18, 2024, TLGY responded to the Termination Notice and agreed to a termination of the Merger Agreement, but disputed the grounds for the termination of the Merger Agreement. As a result of the agreed upon termination of the Merger Agreement, the Acquiror Support Agreement entered among TLGY, Verde and the Sponsor dated June 21, 2023, the Company Support Agreement between Humanitario Capital LLC, TLGY and Verde dated June 21, 2023, and Sponsor Share Restriction Agreement entered among TLGY, Verde and the Sponsor dated June 21, 2023, automatically terminated. TLGY intends to continue evaluating other possible business combination targets.

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

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that is held by non-affiliates equals or exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

As described above under “Ability to Extend Time to Complete Business Combination,” subject to seven one-month extensions (of which we have exercised six), we will have until May 16, 2024 to consummate an initial business combination. If our initial business combination is not consummated by May 16, 2024, then our existence will terminate, and we will distribute all amounts in the trust account.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

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

Distribution of Distributable Redeemable Warrants to Holders of Class A Ordinary Shares Not Electing Redemption

At the distribution time, we will effect a distribution of a number of warrants equal to 5,750,000 warrants, which is one-fourth of 23,000,000 common shares issued on IPO (the “Aggregate Warrant Amount”), on a pro-rata basis only to holders of record of Class A ordinary shares issued in our IPO (whether such shares were acquired during or after our IPO) that remain outstanding after we redeem any Class A ordinary shares that the holders thereof have elected to redeem in connection with our initial business combination. Public shareholders who exercise their redemption rights are not entitled to receive any distribution of distributable redeemable warrants in respect of such redeemed public shares. The number of distributable redeemable warrants to be distributed in respect of each public share is contingent upon the aggregate number of public shares that are redeemed in connection with our initial business combination but in no event will be less than one-fourth of a distributable redeemable warrant per Class A ordinary share that is not redeemed. The contingent rights to receive distributable redeemable warrants will remain attached to our Class A ordinary shares, will not be separately transferable, assignable or salable, and will not be evidenced by any certificate or instrument.

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

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until May 16, 2024, assuming we extend the period of time to consummate a business combination until such date.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have until May 16, 2024, assuming we exercise seven one-month extensions as described in our amended and restated memorandum and articles of association, to complete our initial business combination. If we do not complete our initial business combination within such period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our distributable redeemable warrants, which will expire worthless if we fail to complete our initial business combination by May 16, 2024, assuming we exercise seven one-month extensions as described in our amended and restated memorandum and articles of association.

Our sponsor, officers, directors and other initial shareholders have, pursuant to written agreements with us, waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination by May 16, 2024. However, if our sponsor or management team acquire public shares in or after our IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by May 16, 2024.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the trust account ($40,621 as of December 31, 2023), although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except for our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. We may have access to the amounts held outside the trust account ($40,621 as of December 31, 2023) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000) but these amounts may be spent on expenses incurred as a result of being a public company or due diligence expenses on prospective business combination candidates. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by May 16, 2024, subject to applicable law, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by May 16, 2024 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

We are expected to incur significant transaction and transition costs in connection with the business combination. If we fail to consummate the business combination, we may not have sufficient cash available to pay such costs.

We expect to incur significant, non-recurring costs in connection with consummating the business combination. Some of these costs are payable regardless of whether the business combination is completed. Our transaction expenses as a result of the business combination are currently estimated to be approximately $14.5 million, which is comprised of (i) business combination advisory fees, fairness opinion fees, and fees associated with legal, audit, and printing and mailing proxy statement/prospectus’. If we do not consummate the business combination, each party will be required to pay its own fees and expenses, which may be a substantial portion of this amount, and we likely will not have sufficient cash available to pay our portion of the actual fees and expenses unless and until we complete a subsequent business combination transaction.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We believe cybersecurity is critical to advancing our business securely. We face a multitude of cybersecurity threats, have experienced, and will continue to experience, cyber incidents in the normal course of business. Such cybersecurity threats could have a material adverse effect on our business, financial condition, operations, results of operations, performance, cash flows or reputation. Our service providers (including the transfer agent), and other business contacts may face similar cybersecurity threats, and a cybersecurity incident impacting these persons or entities could materially adversely affect our operations, performance and results of operations.

These cybersecurity threats and related risks make it imperative that we expend resources on cybersecurity. The Board and/or our Audit Committee oversee our cybersecurity risk exposures and the steps taken by management to identify, monitor and mitigate cybersecurity risks to align our risk exposure with our strategic objectives. With respect to such cybersecurity risk oversight, the management will report to the Board and/or Audit Committee on incidents of material cybersecurity risks facing us and any third parties and the measures that may be taken to mitigate such risks. In addition to such reports and updates, the management will provide updates to our Board and/or our Audit Committee as to changes to our cybersecurity risk profile or certain newly identified risks. In the event of an incident, we intend to follow our incident response plan, which outlines the steps to be followed from incident identification, mitigation, recovery and notification to legal counsel, senior leadership and the Board or Audit Committee, as appropriate.

While prior cybersecurity incidents have not had a material adverse effect on our business, financial condition, results of operations, or cash flows, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operations. We maintain our principal executive offices at 4001 Kennett Pike, Suite 302, Wilmington, Delaware 19807, U.S.A. Our telephone number is (1) 302-803-6849. The cost for our use of this space is included in the $15,000 per month fee we pay to our sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

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

Holders of Record

On March 25, 2024, there was one holder of record of our units, one holder of record of our Class A ordinary shares, six holders of record of our Class B ordinary shares and two holders of record of our public warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A ordinary shares and warrants are held of record by banks, brokers and other financial institutions.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offering

Unregistered Sales

In 2023, we did not sell any shares of stock that were not registered under the Securities Act of 1933, as amended.

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

Verde Bioresins Merger Agreement

The Company and the Sponsor previously entered into the Merger Agreement on June 21, 2023, as amended on August 11, 2023,with Virgo Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of TLGY (“Merger Sub”), Verde Bioresins, Inc., a Delaware corporation (“Verde”). On March 12, 2024, TLGY received a termination notice (the “Termination Notice”) from Verde stating that Verde was exercising its right to terminate the Merger Agreement (the “Termination”) and all ancillary agreements, pursuant to Section 10.01(c) of the Merger Agreement. On March 18, 2024, TLGY responded to the Termination Notice and agreed to a termination of the Merger Agreement, but disputed the grounds for the termination of the Merger Agreement. As a result of the agreed upon termination of the Merger Agreement, the Acquiror Support Agreement entered among TLGY, Verde and the Sponsor dated June 21, 2023, the Company Support Agreement between Humanitario Capital LLC, TLGY and Verde dated June 21, 2023, and Sponsor Share Restriction Agreement entered among TLGY, Verde and the Sponsor dated June 21, 2023, automatically terminated. TLGY intends to continue evaluating other possible business combination targets.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2023 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, since the completion of our Initial Public Offering, searching for a target to consummate an initial business combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had net income of $4,699,050, which was primarily due to a change in fair value of derivative warrant liabilities of $99,215, the change in fair value of convertible notes of $1,253,224 and interest income on funds held in Trust of $5,072,178, which was partially offset by general and administrative costs of $1,725,567.

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

On February 27, 2023, the Company reported in a Form 8-K, amongst others, that following the Extraordinary General Meeting of the Company held on February 23, 2023, approving the amendment to the Amended and Restated Memorandum and Articles of Association of the Company, 15,681,818 ordinary shares of the Company were rendered for redemption. The ordinary shares were redeemed at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust Account deposits (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding ordinary share. The per-share redemption amount has been calculated to be approximately $10.40 per share.

On October 19, 2023, the Company reported in a Form 8-K, amongst others, that following the Annual General Meeting of the Company held on October 17, 2023, approving a further amendment to the Amended and Restated Memorandum and Articles of Association of the Company, 1,395,317 ordinary shares of the Company were rendered for redemption. The ordinary shares were redeemed at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust Account deposits (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding ordinary share. The per-share redemption amount has been calculated to be approximately $10.96 per share.

As of December 31, 2023, we had cash and investments held in the trust account of $65,954,638. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (excluding deferred underwriting commissions), to complete our initial business combination. We may withdraw interest to pay our taxes, if any. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2023, we had cash held outside the trust account of $40,621. We intend to use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

Management has determined that the funds held outside the Trust Account, as well as access to funds pursuant to a commitment letter from the Sponsor and a working capital loan, are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum and articles of association. Management has determined that if the Company is unsuccessful in consummating an initial business combination by May 16, 2024, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. Additionally, management has determined that the Combination Period is less than one year from the date of the issuance of the financial statements. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, this factor raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.

Management plans to extend the period in which it can complete a Business Combination.

Off-balance Sheet Arrangements; Commitments and Contractual Obligations

As of December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein.

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

Legal Fees

The Company has an agreement in place whereby if its legal counsel for IPO assists in the initial business combination, payment of their charges plus a success premium to be agreed is contingent on a successful de-SPAC closing or recovery under certain cost coverage provisions in the merger agreement, estimated to be $2.4 million, as of 31 December 31, 2023. In accordance with ASC 805, Business Combinations, this fee will not be recorded until such time as a Business Combination is consummated.

Critical Accounting Estimates:

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting estimates:

A critical accounting estimate to our financial statements is the estimated fair value of our warrant liabilities and convertible promissory notes. Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

Warrant Liabilities and Convertible Promissory Notes

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

The Company accounts for its convertible promissory notes under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its convertible promissory notes. Using the fair value option, the Convertible Promissory Note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the note are recognized as non-cash change in the fair value of the Convertible Promissory Note in the statements of operations. The fair value of the option to convert into private warrants was valued utilizing the Monte Carlo model.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosures of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for the fiscal year beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

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

As of December 31, 2023, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, we concluded that our internal control over financial reporting is effective as of December 31, 2023.

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

Item 9B. Other Information.

None.

Item 9C. Other Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Officers and Directors

As of the date of this report, our officers and directors were as follows:

Name	Age	Position
Jin-Goon Kim	56	Chairman and Chief Executive Officer
Steven Norman	58	President; Chief Financial Officer; Executive Director
Shrijay Vijayan	56	Independent Director
Donghyun Han	56	Independent Director
Hyunchan Cho	55	Independent Director

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

Immediately prior to founding TLGY Holdings LLC in May 2021, Mr. Kim focused on global, high growth investments with strong potential to benefit from attractive emerging macro trends and in which he could apply his experience implementing business transformation to drive value creation. Currently, Mr. Kim serves as a manager of Longhua Innovation Capital Investment

Corporation and the sole director of Longhua Innovation Capital Limited. Since 2018, Mr. Kim has served as an independent director of the board and on the nomination committee of DongDu International Group. From 2006 to 2016 Mr. Kim was with TPG Capital, a leading global private equity firm, where he served as a Partner and a member of its Asia investment review committee. In his capacity as a TPG partner, Mr. Kim also served as a CEO or transformation leader of multiple TPG portfolio companies, often in parallel. Mr. Kim’s investment and operational focus was co-leading TPG’s four major transformational investments across China’s core consumer sectors. Each of the four investments had a differentiated value creation angle in the form of a disruptive business model and/or technology; they collectively returned well over a billion dollars to TPG’s investors (namely, about US$700 million from China Grand Auto, roughly US$700 million from Unitrust, and over US$200 million collectively for Li Ning and Daphne). From 2012 to 2014, Mr. Kim served as CEO and Vice Chairman of Li Ning Company Limited, a leading sportswear brand in China with more than US$2 billion of annual sales in 2020, where he devised and launched a brand transformation that helped salvage the company from financial distress and laid the foundation for its ultimate revival as a leading brand and a company that today has a market capitalization greater than US$30 billion. Mr. Kim served from 2011 to 2015 as a Board member of Daphne International Holdings Limited, a leading women’s footwear brand in China, where he led the shoe industry’s first successful wholesale implementation of fast retail and digitization of supply chain management that sharply uplifted sales, profits, and market capitalization of what had been a stagnant business prior to his engagement. Mr. Kim from 2007 to 2011 served as CEO and Vice Chairman of China Grand Automotive Services Group Co. Ltd, during which time he helped pioneer the company’s retail roll-up in China and the digitization of the company’s management system to grow the company’s sales by seven times and to take it from a #11 mid-size platform in China to the #1 auto retail and services company both in China and in the world. Within a few years thereafter, the company listed on the Shanghai Stock Exchange and reached a market capitalization of approximately US$15 billion. Mr. Kim also served from 2009 to 2010 as a Board member of UniTrust Group, a leading Chinese independent equipment leasing company, during which time he helped build a management team and formulate a new strategy that transformed a start-up operation into a large sector leader that would eventually list on the Hong Kong Stock Exchange at a market capitalization of approximately US$2 billion. Before joining TPG Capital, Mr. Kim served from 2002 to 2006 as President of Dell Korea, the Korean affiliate of Dell, a global leader in hardware, software and services with more than $60 billion in annual sales in 2020. He successfully led the implementation of Dell’s direct model in Korea for the first time, thereby firmly establishing Dell as a leading player in a market where it had previously struggled to secure a meaningful market presence or to build a profitable business. Mr. Kim served from 2000 to 2002 as a Vice President of Internet Business Capital Corporation, a Cambridge, Massachusetts based early-stage venture capital firm that helped found or participated in early investments in successful ventures including Cambridge Technology Partners and Razorfish. Mr. Kim started his career in 1996 in the Seoul and Boston offices of McKinsey & Company, a global management consultancy. Mr. Kim earned an MPP from the Kennedy School of Government at Harvard College, a diploma from the Hopkins-Nanjing Centre, and an AB in East Asian Languages and Civilizations and Government from Harvard College.

Steven Norman, President, Chief Financial Officer and Executive Director

Mr. Steven Norman is our President and Chief Financial Officer and serves on our Board of Directors as an Executive Director. Mr. Norman is a seasoned Asia-Pacific technology industry executive whose specialties include corporate turnarounds and growth. Mr. Norman has more than 20 years of experience as an executive and a director in the Asia-Pacific technology space. Most recently, Mr. Norman was the Founder and still serves as a director of Growth Acumen Pty Ltd, a consulting firm focused on helping technology and SaaS companies accelerate growth in Asia-Pacific. From 2008 to 2016, Mr. Norman served as Asia-Pacific Managing Director for Targus, the global leader in notebook cases and technology solutions where he managed all functions across 12 countries and helped grow the revenues and profits of the business significantly. From 2007 to 2011, Mr. Norman served first as the Head of Strategy and Operations and then as a board member from 2008 onwards at a wagering and sports betting company in Australia. From 1993 to 2006, Mr. Norman was part of the Dell Executive Team in Asia Pacific, helping to grow the company from a startup to a multi-billion-dollar business. He helped establish the Dell China business and built the Home & Small Business Division in India. Mr. Norman is also a global thought leader in sales and marketing best practices for technology companies, having written a book on this topic. Mr. Norman completed the Wharton Advanced Management Program (AMP) in 2012 and holds a Post Graduate Diploma in Management from Macquarie University.

Shrijay Vijayan, Independent Director

Dr. Shrijay Vijayan, PhD is our independent director. Dr. Vijayan has over 16 years of experience in biomedical technology commercialization during which time he has been involved in the assessment as well as development of a large variety of technologies, including therapeutics, diagnostics and medical devices in areas ranging from rare diseases to neurodegeneration, cancer, autoimmunity, and inflammation. Dr. Vijayan has worked at both public/private institutions as well as at eminent hospitals and Universities. Since February 2024, Dr. Vijayan serves as the Chief Scientific Officer of Forest Hills Laboratory. Between March 2019 and October 2023, Dr. Vijayan served as Director of Innovation and Technology Commercialization at the Hospital for Special Surgery, the number one ranked orthopedics hospital in the United States, where he has been closely involved with the assessment and commercialization of biologics and pharmaceuticals for various diseases related to musculoskeletal system as well as autoimmune indications. From 2012 to 2014, he served as Associate Director, Innovation and Technology Transfer and later between 2014 and 2018, also as Head of Innovation and Technology Transfer at Rush University Medical Center (Rush), a nationally ranked academic medical center. Dr. Vijayan was closely involved in the assessment of commercialization potential of clinical assets that originated from Rush including several phase 2 assets in immuno-oncology and a women’s contraceptive that completed Phase 3 clinical trials and was eventually approved by the FDA. In addition to the various clinical assets, Dr. Vijayan was also closely involved in the assessment of commercialization potential and licensing of technologies including therapeutics for rare diseases and neurodegenerative diseases, diagnostics for cancer and kidney diseases as well as medical devices for neurovascular diseases. From 2007 to 2012, Dr. Vijayan was Co-Founder and Director of Business Development and Scientific Affairs at Optimal Vision Corporation, a seed stage medical device company developing laser technology for treatment of Presbyopia, an aging condition where the eyes lose their ability to focus on close objects. From 2010 to 2012, Dr. Vijayan served as Director of Biomedical Licensing and Assistant Director of Technology Commercialization at Rutgers University, where he promoted innovative biomedical technologies with the goal of monetizing them through licensing transactions. While at Rutgers, Dr. Vijayan was responsible for assessment and commercialization of a large portfolio of biomedical and pharmaceutical technologies ranging from novel therapeutics for infectious diseases and cancer to biomedical engineering and novel pharmaceutical manufacturing processes. Dr. Vijayan began his career in Technology commercialization as Associate Technology Manager at the University of Illinois at Chicago (UIC) in 2005, and from 2006 to 2010, he served as Technology Manager at UIC where he was involved in the assessment and commercialization of various therapeutics including those for sleep apnea, depression, and addiction. Dr. Vijayan earned a PhD in Biology from the City University of New York and an MBA from the UIC. Subsequent to earning his doctoral degree, Dr. Vijayan completed post-doctoral training, conducting research in neurodegeneration, cancer, and autoimmunity at The University of Chicago.

Donghyun Han, Independent Director

Mr. Donghyun Han, CFA is our independent director. Mr. Han brings over 20 years of experience as a technology investor and entrepreneur, primarily in Korea. Mr. Han has since 2016 been the Director and a Shareholder of ST Invictus Partners, a start-up advisory and investment company in Hong Kong. Since 2020, Mr. Han has been a Board Member and the Chair of the Audit Committee of Solid Inc., a KOSDAQ-listed Korean telecom equipment company. Since 2018, Mr. Han has served as Independent Non-Executive Director for KEB Hana Global Finance, a Hong Kong subsidiary bank of Hana Financial Group. From 2008 to 2011, he was a Senior Vice President in the Strategic Investment Department at KT Corporation, one of South Korea’s largest telecommunications companies. From 2001 to 2007, Mr. Han was Partner and Head of Korea Office at SAIF, a leading Asian private equity firm that was, until its spin off in 2006, a subsidiary of Softbank Group, the Japanese multinational conglomerate holding company. From 2000 to 2001, Mr. Han was a Vice President and General Partner at Softbank Korea & Softbank Ventures Korea, the Korean arm of Softbank Group. Mr. Han obtained an MBA from the Stanford Graduate School of Business and a BA in Business Administration from Seoul National University.

Hyunchan Cho, Independent Director

Mr. Hyunchan Cho is our independent director. Mr. Cho brings over 25 years of experience in his successful career in investing. Since March 2019, Mr. Cho has served as the CIO for IMM Investment Inc, a leading Korean alternative asset investment firm. He has also served as the CEO of IMM Asset Management Company since March 2019, the overseas affiliate of IMM Investment Inc, a director of IMM Asset Management International Limited since March 2019, a director for H.C. CHO Investment Limited, a private holding company, and a director for IMM Investment International Limited, an investment company. He is also a director of Pure Harvest Smart Farm since March 2022 and H.C. CHO investment Limited since June 2019. From 1999 to 2019, Mr. Cho held various positions at the International Finance Corporation (IFC), the private sector arm of the World Bank Group including Director for Asia-Pacific Infrastructure and Natural Resources, and Senior Country Manager for China, Korea and Mongolia. Mr. Cho obtained a PhD in Civil Engineering from the University of Tokyo, a master’s degree in Civil Engineering from Stanford University, and a BS in Civil Engineering from Yonsei University in South Korea.

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

Officer and Director Compensation

None of our officers or directors have received any cash compensation for services rendered to us. However, a monthly fee of $3,000 is payable as renumeration to each of Theron E. Odlaug and Steven Norman beginning December 3, 2021; since Mr. Odlaug’s resignation on April 19, 2023, Mr. Odlaug no longer receives any monthly fee. Commencing on November 30, 2021 through the earlier of consummation of our initial business combination and our liquidation, we are paying our sponsor $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. In addition, our sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2023 there were no delinquent filers.

Code of Business Conduct and Ethics and Committee Charters

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Business Conduct and Ethics as an exhibit to this report. You will be able to review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics and the charters of the committees of our board of directors will be provided without charge upon request from us. If we make any amendments to our Code of Business Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or the NASDAQ rules, we will disclose the nature of such amendment or waiver on our website, www.tlgyacquisition.com. The information included on our website is not incorporated by reference into this report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

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

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Type of Business	Affiliation
Jin-Goon Kim	DongDu International Group Longhua Innovation Capital Limited Longhua Innovation Capital Investment TLGY Holdings LLC	Real estate Investment holding Investment holding Investment holding	Independent Director of the board and serves in the nomination committee Sole director Manager Manager

Steven Norman	Growth Acumen Pty Ltd	Technology consulting	Director of the board

Shrijay Vijayan	Forest Hills Laboratory	Biotech	Chief Scientific Officer

Donghyun Han	ST Invictus Partners Limited Solid Inc. KEB Hana Global Finance	Start-up advisory and investment Telecom equipment Banking and financial services	Sole director Independent Director of the board Independent Non-Executive Director

Hyunchan Cho	IMM Investment Inc H.C.CHO Investment Limited IMM Asset Management Company IMM Investment International Limited Pure Harvest Smart Farms Holdings	Asset management Private investment Asset management Asset management Smart Farm	CIO Director of the board CEO Director Director

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

•

Certain individuals involved in our acquisition process, including our founder Jin-Goon Kim, do not have fiduciary or contractual duties to us that prevent them from presenting business opportunities to other entities or otherwise acting against our best interests. Their fiduciary and contractual duties to other entities may present a conflict of interest

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our founder, sponsor, officers or directors or completing the business combination through a joint venture or other form of shared ownership with our founder, sponsor, officers or directors. In the event the Business Combination is not consummated and we seek to complete our initial business combination with a business combination target that is affiliated with our founder, sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking which is a member of FINRA or a valuation or appraisal firm, that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination except that a monthly fee of $3,000 is payable as renumeration to each of Theron E. Odlaug and Steven Norman beginning December 3, 2021; since Mr. Odlaug ‘s resignation on April 19, 2023, Mr. Odlaug no longer receives any monthly fee.. Further, commencing November 30, 2021, we are paying our sponsor $15,000 per month for office space, utilities, secretarial and administrative services provided to members of our management team.

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

Item 11. Executive Compensation.

A monthly fee of $3,000 is payable as renumeration to each of Theron E. Odlaug and Steven Norman beginning December 3, 2021; since Mr. Odlaug’s resignation on April 19, 2023, Mr. Odlaug no longer receives any monthly fee. In addition, our sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 25, 2024 with respect to the beneficial ownership of ordinary shares, by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

•	each of our founder, officers and directors; and

•	all our founder, officers and directors as a group.

The following table is based on 11,672,865 ordinary shares outstanding on March 25, 2024, of which 5,922,865 were Class A ordinary shares and 5,750,000 were Class B ordinary shares. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this report.

	Class A		Class B
	Ordinary Shares		Ordinary Shares		Approximate
	Number of		Number of		Percentage of
	Shares	Approximate	Shares	Approximate	Outstanding
	Beneficially	Percentage	Beneficially	Percentage	Common
Name and Address of Beneficial Owner(1)	Owned	of Class	Owned(2)	of Class	Stock
Sponsor, Officers and Directors
TLGY Sponsors LLC(3)			5,344,700	93.0%	45.8%
Jin-Goon Kim(3)			5,344,700	93.0%	45.8%
Shrijay (Jay) Vijayan			30,000	0.5%	0.3%
Donghyun Han			30,000	0.5%	0.3%
Hyunchan Cho			30,000	0.5%	0.3%
Steven Norman(4)			—	—	—
All executive officers and directors as a group (5 individuals)			5,434,700	94.5%	46.6%
5% Holders
Wolverine Asset Management, LLC(5)	480,485	8.1%			4.1%
Wolverine Holdings, L.P.(5)	480,828	8.1%			4.1%
Wolverine Trading Partners, Inc.(5)	480,828	8.1%			4.1%
Christopher L. Gust(5)	480,828	8.1%			4.1%
Robert R. Bellick(5)	480,828	8.1%			4.1%
Mizuho Financial Group, Inc.(6)	113,378	1.9%	300,300	5.2%	3.5%
Westchester Capital Management, LLC (7)	519,000	8.8%			4.4%
Virtus Investment Advisers, Inc. (7)	484,057	8.2%			4.1%
The Merger Fund (7)	445,558	7.5%			3.8%
Glazer Capital, LLC(8)	423,921	7.2%			3.6%
Paul J. Glazer(8)	423,921	7.2%			3.6%
(1)	Unless otherwise noted, the business address of each of the following is c/o TLGY Sponsors LLC, Flat A, 6/F, Ho Lee Commercial Building, 38-44 D’Aguilar Street, Central, Hong Kong SAR.

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

(5)

According to a Schedule 13G filed on February 8, 2024, on behalf of Wolverine Asset Management, LLC, Wolverine Holdings, L.P., Wolverine Trading Partners, Inc., Christopher L. Gust, Robert R. Bellick. The business address of this shareholder is c/o Wolverine Asset Management, LLC, 175 West Jackson Boulevard, Suite 340, Chicago, IL 60604.

(6)

According to a Schedule 13G filed on February 13, 2024, on behalf of Mizuho Financial Group, Inc. The business address of each of these shareholders is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.

(7)

According to a Schedule 13G filed on February 14, 2024, on behalf of Westchester Capital Management, LLC (“Westchester”), a Delaware limited liability company, Virtus Investment Advisers, Inc. (“Virtus”), a Massachusetts corporation, and The Merger Fund (“MF”), a Massachusetts business trust. The business address of Westchester is 100 Summit Drive, Valhalla, NY 10595. The business address of Virtus is One Financial Plaza, Hartford, CT 06103. The business address of MF is 101 Munson Street, Greenfield, MA 01301-9683.

(8)

According to a Schedule 13G filed on February 14, 2024, on behalf of Glazer Capital, LLC and Paul J. Glazer. The business address each of these shareholders is 250 West 55th Street, Suite 30A, New York, New York 10019.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of the Company securities or any of its parents, the operation of which may at a subsequent date result in a change in control of the registrant.

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

No compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, a monthly fee of $3,000 is payable as renumeration to each of Theron E. Odlaug and Steven Norman beginning December 3, 2021we, Mr. Odlaug no longer receives any monthly fee. In addition, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

Prior to the consummation of our IPO, our sponsor loaned an aggregate of $300,000 to us under an unsecured promissory note, which we used to cover offering-related and organizational expenses. The loans were fully repaid upon the closing of our IPO on December 3, 2021.

In addition, in order to finance transaction costs in connection with an intended initial business combination or to extend our time period for consummating an initial business combination, our sponsor and its affiliates or designees may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such working capital loaned amounts and time extension loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such working capital loans and up to $3,000,000 of loans made to extend our time period for consummating an initial business combination (as described elsewhere in the annual report) may be convertible into private placement warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. The Company has an agreement with a third party whereas this third party will provide a share of the extension payments to be deposited into the Trust Account in order to extend the life of the Company.

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

Item 14. Principal Accountant Fees and Services.

Fees for professional services provided by our independent registered public accounting firm during the years ended December 31, 2023 and 2022:

	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022
Audit Fees(1)	$164,800	$74,160
Audit-Related Fees(2)	$—	$—
Tax Fees(3)	$—	$—
All Other Fees(4)	$—	$—
Total Fees	$164,800	$74,160

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

EXHIBIT INDEX

Exhibit No.	Description
2.1*	Agreement and Plan of Merger, dated as of June 21, 2023, by and among TLGY, Merger Sub, Verde and, solely for purposes of Sections 3.07, 3.10 and 7.13 and Article XI, Sponsor.(4)
2.2*

First Amendment to the Agreement and Plan of Merger, dated as of August 11, 2023, by and among TLGY, Merger Sub and Verde, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2023

3.1*	Amended and Restated Memorandum and Articles of Association.(1)
3.2*

Copy of the special resolution amending Article 49.7 of the Amended and Restated Memorandum and Articles of Association, adopted by shareholders of the Company on February 23, 2023, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2023.

3.3*

Copy of the special resolution amending Article 49.7 of the Amended and Restated Memorandum and Articles of Association, adopted by shareholders of the Company on October 17, 2023, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2023.

4.1*	Specimen Unit Certificate.(2)
4.2*	Specimen Class A Ordinary Share Certificate.(2)
4.3*	Specimen Warrant Certificate.(2)
4.4*	Warrant Agreement, dated November 30, 2021, between the Company and Continental Stock Transfer & Trust Company.(1)
4.5*	Description of Shares.(3)
10.1*	Investment Management Trust Agreement, dated November 30, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee.(1)
10.2*	Registration Rights Agreement, dated November 30, 2021, between the Company and TLGY Sponsors LLC.(1)
10.3*	Private Placement Warrants Purchase Agreement, dated November 30, 2021, between the Company and TLGY Sponsors LLC.(1)
10.4*	Form of Indemnity Agreement between the Company and each of the Company’s directors and officers.(2)
10.5*	Promissory Note, dated June 17, 2021, issued to TLGY Sponsors LLC.(2)
10.6*	Securities Subscription Agreement, dated June 17, 2021, between the Company and TLGY Sponsors LLC.(2)
10.7*	Letter Agreement, dated November 30, 2021, between the Company, TLGY Sponsors LLC and each of the Company’s officers, directors and Centaury Management Ltd.(1)
10.8*	Administrative Services Agreement, dated November 30, 2021, between the Company and TLGY Sponsors LLC.(1)
10.9*	Acquiror Support Agreement, dated June 21, 2023, by and among TLGY, Verde and Sponsor.(4)
10.10*	Company Support Agreement, dated June 21, 2023, by and among Humanitario, TLGY and Verde.(4)
10.11*	Sponsor Share Restriction Agreement, dated June 21, 2023, by and among TLGY, Sponsor and Verde.(4)
14.1*	Code of Ethics(2)
21.1**	Subsidiaries of the Registrant
24.1**	Power of Attorney (included in the signature pages herein).
31.1**	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2**	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b). and 18 U.S.C. 1350.
32.2**	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
97**	TLGY Acquisition Corp. Clawback Policy
101.INS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Incorporated by reference
**	Filed herewith

(1)	Incorporated by reference to the Company’s current report on Form 8-K, filed with the SEC on December 6, 2021 (File No. 001-41101).

(2)	Incorporated by reference to the Company’s registration statement on Form S-1, filed with the SEC on October 14, 2021 (File No. 333-260242).

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 21, 2023 (File No. 001-41101).

(4)	Incorporated by reference to the Company’s current report on Form 8-K, filed with the SEC on June 22, 2023 (File No. 001-41101).

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2024.

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

Name	Position	Date

/s/ Jin-Goon Kim	Chairman and Chief Executive Officer	March 26, 2024
Jin-Goon Kim	(Principal Executive Officer)

/s/ Steven Norman	Chief Financial Officer	March 26, 2024
Steven Norman	(Principal Financial and Accounting Officer)

/s/ Shrijay Vijayan	Director	March 26, 2024
Shrijay Vijayan

/s/ Donghyun Han	Director	March 26, 2024
Donghyun Han

/s/ Hyunchan Cho	Director	March 26, 2024
Hyunchan Cho

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of TLGY Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of TLGY Acquisition Corporation (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, change in shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before April 16, 2024 or by making additional contributions to the trust to extend the business combination deadline by an additional one month through May 16, 2024. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to May 16, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond May 16, 2024 and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum Asia CPAs LLP

Marcum Asia CPAs LLP

We have served as the Company’s auditor since 2021.

New York, NY

March 26, 2024

Firm ID#: 5395

TLGY ACQUISITION CORPORATION

BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash	$40,621	$585,241
Prepaid expenses	9,552	281,970
Total Current Assets	50,173	867,211

Cash and investments held in Trust Account	65,954,638	237,501,000

Total Assets	$66,004,811	$238,368,211

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$525,076	$341,547
Accrued offering costs	5,000	20,000
Convertible promissory note payable - sponsor; at fair value (cost $2,235,000)	1,134,428	—
Convertible promissory note payable – third party; at fair value (cost $310,000)	157,348	—
Due to related party	15,000	—
Advances from related party	111	111
Total Current Liabilities	1,836,963	361,658

Derivative warrant liabilities	352,772	451,987
Deferred underwriting commission	8,650,000	8,650,000
Total Liabilities	10,839,735	9,463,645

COMMITMENTS AND CONTINGENCIES

Class A ordinary shares subject to possible redemption; 5,922,865 and 23,000,000 shares (at redemption value at December 31, 2023 and 2022, respectively)	65,954,638	237,501,000

Shareholders’ deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at December 31, 2023 and 2022	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, none issued and outstanding (excluding 5,922,865 and 23,000,000 shares subject to possible redemption) at December 31, 2023 and 2022, respectively	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 5,750,000 shares issued and outstanding at December 31, 2023 and 2022	575	575
Additional paid-in capital	—	—
Accumulated deficit	(10,790,137)	(8,597,009)
Total Shareholders’ Deficit	(10,789,562)	(8,596,434)
LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$66,004,811	$238,368,211

The accompanying notes are an integral part of these financial statements.

TLGY ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
EXPENSES
Administration fee - related party	$180,000	$180,000
General and administrative	1,545,567	1,203,286
TOTAL EXPENSES	1,725,567	1,383,286

OTHER INCOME (EXPENSE)
Income earned on investments held in Trust Account	5,072,178	2,901,000
Change in fair value of derivative liabilities	99,215	10,128,054
Change in fair value of convertible promissory notes	1,253,224	—
TOTAL OTHER INCOME	6,424,617	13,029,054

Net income	$4,699,050	$11,645,768

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	9,394,487	23,000,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.31	$0.41

Weighted average number of Class B ordinary share outstanding, basic and diluted	5,750,000	5,750,000
Basic and diluted net income per Class B ordinary share	$0.31	$0.41

The accompanying notes are an integral part of these financial statements.

TLGY ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)

	Class B		Additional
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2021	5,750,000	$575	$—	$(17,341,777)	$(17,341,202)

Current period remeasurement to redemption value	—	—	—	(2,901,000)	(2,901,000)

Net income	—	—	—	11,645,768	11,645,768

Balance as of December 31, 2022	5,750,000	$575	$—	$(8,597,009)	$(8,596,434)

Current period remeasurement to redemption value	—	—	—	(6,892,178)	(6,892,178)

Net income	—	—	—	4,699,050	4,699,050
Balance December 31, 2023	5,750,000	$575	$—	$(10,790,137)	$(10,789,562)

The accompanying notes are an integral part of these financial statements.

TLGY ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	For the year	For the year
	Ended	Ended
	December 31,	December 31,
	2023	2022

Cash Flows From Operating Activities:
Net income	$4,699,050	$11,645,768
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on investments held in the Trust Account	(5,072,178)	(2,901,000)
Gain on change in fair value of derivative warrant liabilities	(99,215)	(10,128,054)
Gain on change in fair value of convertible promissory notes	(1,253,224)	—
Changes in operating assets and liabilities:
Prepaid expenses	272,418	26,155
Other current assets	—	24,567
Other assets	—	281,955
Due to related party	15,000	—
Changes in accrued offering costs	(15,000)	(15,348)
Accounts payable and accrued expenses	183,529	198,381
Net Cash Used In Operating Activities	(1,269,620)	(867,576)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemptions	178,438,540	—
Cash deposited into Trust Account	(1,820,000)	—
Net Cash Provided by Investing Activities	176,618,540	—

Cash Flows from Financing Activities:
Proceeds from sale of Units in Public Offering, net of underwriting fee	—	—
Redemptions of Class A ordinary shares	(178,438,540)	—
Proceeds from sale of Private Placement Warrants	—	—
Proceeds from promissory note – related party	2,235,000	—
Proceeds from promissory note – third party	310,000	—
Proceeds from issuance of Class B ordinary shares to Sponsor	—	—
Due to related party	—	—
Payment of offering costs	—	—
Net Cash Used In Financing Activities	(175,893,540)	—

Net change in cash	(544,620)	(867,576)

Cash at beginning of period	585,241	1,452,817
Cash at end of period	$40,621	$585,241

Supplemental disclosure of non-cash financing activities:

Current period remeasurement to redemption value	$6,892,178	$2,901,000

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

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from May 21, 2021 (inception) through December 31, 2023 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, since the completion of our Initial Public Offering, searching for a target to consummate an initial business combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $14,183,689 consisting of $4,000,000 of underwriting fees, $8,650,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”)) and $533,689 of other offering costs related to the Initial Public Offering. Cash of $40,621 was held outside of the Trust Account on December 31, 2023 and was available for working capital purposes. As described in Note 6, the $8,650,000 deferred underwriting fees are payable upon the consummation of the Business Combination by May 16, 2024.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”). In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of the Class A ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The Public Shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place. Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. As of December 31, 2023, an aggregate of 17,077,135 shares were redeemed by public shareholders. Accordingly, $178,438,540 was withdrawn from the Trust Account in order to pay those redeeming shareholders. Following the redemptions for the year ended December 31, 2023, $65,954,638 remains in the Company’s Trust Account.

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

If the Company has not completed a Business Combination by May 16, 2024 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Verde Bioresins Merger Agreement

The Company and the Sponsor previously entered into the Merger Agreement on June 21, 2023, as amended on August 11, 2023, with Virgo Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), Verde Bioresins, Inc., a Delaware corporation (“Verde”). On March 12, 2024, the Company received a termination notice (the “Termination

Notice”) from Verde stating that Verde was exercising its right to terminate the Merger Agreement (the “Termination”) and all ancillary agreements, pursuant to Section 10.01(c) of the Merger Agreement. On March 18, 2024, the Company responded to the Termination Notice and agreed to a termination of the Merger Agreement, but disputed the grounds for the termination of the Merger Agreement. As a result of the agreed upon termination of the Merger Agreement, the Acquiror Support Agreement entered among the Company, Verde and the Sponsor dated June 21, 2023, the Company Support Agreement between Humanitario Capital LLC, the Company and Verde dated June 21, 2023, and Sponsor Share Restriction Agreement entered among the Company, Verde and the Sponsor dated June 21, 2023, automatically terminated. The Company intends to continue evaluating other possible business combination targets.

Liquidity, Capital Resources and Going Concern

As of December 31, 2023, the Company had cash of $40,621 and working capital deficit of $1,786,790.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the funds held outside the Trust Account, as well as access to funds pursuant to a commitment letter from the Sponsor and a working capital loan, are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum and articles of association. Management has determined that if the Company is unsuccessful in consummating an initial business combination by May 16, 2024, assuming the Company exercise seven one-month extensions as described in our amended and restated memorandum and articles of association, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. Additionally, management has determined that the Combination Period is less than one year from the date of the issuance of the financial statements. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, this factor raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2023 and 2022, the Company had cash of $40,621 and $585,241, respectively held outside the Trust Account. The Company did not have any cash equivalents at December 31, 2023 and 2022.

Cash and Investments held in Trust Account

At December 31, 2023 and 2022, the Company had $65,954,638 and $237,501,000 in cash and investments held in the Trust Account, respectively. The Company’s portfolio of investments held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2023 and 2022, the 5,922,865 and 23,000,000, respectively, Class A ordinary shares subject to possible redemption in the amount of $65,954,638 and $237,501,000 at redemption value per Public Share are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. During the year ended December 31, 2023 and December 31, 2022, the Company recorded a measurement adjustment of $6,892,178 and $2,901,000, respectively, to increase to redemption value.

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

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As of December 31, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and subsequently share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income per ordinary share.

	For the Year	For the Year
	Ended December 31,	Ended December 31,
	2023	2022
Class A Redeemable ordinary shares
Numerator: Allocation of net income, as adjusted	$2,914,933	$9,316,614
Denominator: Basic and diluted weighted average shares outstanding	9,394,487	23,000,000
Basic and diluted net income per Class A Redeemable Ordinary Share	$0.31	$0.41
Class B Non-redeemable ordinary shares
Numerator: Allocation of net income, as adjusted	$1,784,117	$2,329,154
Denominator: Basic and diluted weighted average shares outstanding	5,750,000	5,750,000
Basic and diluted net income per Class B Non-Redeemable Ordinary Shares	$0.31	$0.41

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosures of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for the fiscal year beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

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

Convertible Promissory Note

The Company accounts for its convertible promissory note under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its convertible promissory note. Using fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the note are recognized as non-cash change in the fair value of the convertible promissory note in the statements of operations. The fair value of the option to convert into private warrants was valued utilizing the Monte Carlo model.

Warrant Liabilities

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging” whereby under that provision, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjusts the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations. Upon issuance and as of December 31, 2021, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. As of December 31, 2023, the quoted market price is used as the fair value as of each relevant date for valuing the Public Warrants. The Private Placement Warrants are valued using a modified Black-Scholes model. The Company’s valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The new guidance eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. This guidance is effective as of January 1, 2024 for smaller reporting companies (early adoption is permitted effective January 1, 2021). The Company is currently evaluating the effect the updated standard will have on its financial position, results of operations or financial statement disclosure. Adoption of the ASU did not impact the Company’s financial position; results of operations or cash flows.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosures of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for the fiscal year beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering and the underwriters’ exercise of the over-allotment option, the Company sold 23,000,000 Units at a purchase price of $10.00 per Unit generating gross proceeds to the Company in the total amount of $230,000,000, which includes the full exercise of the underwriter over-allotment option generating gross proceeds of $30,000,000 to the Company. Each Unit consists of one share of the Company’s Class A ordinary shares, par value $0.0001 per share (the “Class A common shares”), and one-half of one redeemable warrant of the Company (each whole warrant, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment. The Company will effect a distribution of a number of warrants equal to 5,750,000 warrants, which is one-fourth of 23,000,000 common shares issued on IPO, on a pro-rata basis only to holders of record of Class A ordinary shares issued in the Initial Public Offering (whether such shares were acquired during or after the Initial Public Offering) that remain outstanding after the Company redeem any Class A ordinary shares that the holders thereof have elected to redeem in connection with the Company’s initial business combination. Public shareholders who exercise their redemption rights are not entitled to receive any distribution of distributable redeemable warrants in respect of such redeemed public shares. The number of distributable redeemable warrants to be distributed in respect of each public share is contingent upon the aggregate number of public shares that are redeemed in connection with the Company’s initial business combination but in no event will be less than one-fourth of a distributable redeemable warrant per Class A ordinary share that is not redeemed. The contingent rights to receive distributable redeemable warrants will remain attached to the Class A ordinary shares, will not be separately transferable, assignable or salable, and will not be evidenced by any certificate or instrument. See Note 8.

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

NOTE 5 — RELATED PARTY TRANSACTIONS

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

General and Administrative Services

Commencing on November 30, 2021, the Company has agreed to pay the Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the years ended December 31, 2023 and December 31, 2022, the Company incurred $180,000 and $180,000, respectively, pursuant to the administrative services agreement. As of December 31, 2023 and 2022, there was $15,000 and $0, respectively, due to related party in connection with administrative service agreement.

Promissory Note — Related Party

On June 17, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2022, or (ii) the consummation of the Initial Public Offering. The Company borrowed approximately $268,000 under the Promissory Note and repaid the Promissory Note in full on December 8, 2021. As a result, the Promissory Note is no longer available as of December 31, 2023 and 2022.

Convertible Promissory Note

i)	Working Capital Loans

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

On each of April 24, 2023 (the “2023 April Promissory Note”) and August 10, 2023 (the “2023 August Promissory Note”), the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $250,000 and $500,000, respectively. Both of these two promissory notes were non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Initial Public Offering (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and article of association), or (ii) the date on which the Company consummates a Business Combination, subject to the terms of the Merger Agreement. The Company accounts for their convertible promissory note under ASC 815, “Derivatives and Hedging” (“ASC 815”). Under ASC 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for their convertible promissory note. Using the fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the notes are recognized as a non-cash gain or loss on the statements of operations.

As of December 31, 2023, the Company drew an aggregate of $725,000 on the 2023 April Promissory Note and 2023 August Promissory Note.

ii)	Time Extension Funding Loans

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

As of December 31, 2023, the Sponsor provided the Company an aggregated $1,510,000 of funding loans. As of December 31, 2023, Verde provided the Company an aggregated $310,000 of funding loans.

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

Legal Fees

The Company has an agreement in place whereby if its legal counsel for IPO assists in the initial business combination, payment of their charges plus a success premium to be agreed is contingent on a successful de-SPAC closing or recovery under certain cost coverage provisions in the merger agreement, estimated to be $2.4 million as of December 31, 2023. In accordance with ASC 805, Business Combinations, this fee will not be recorded until such time as a Business Combination is consummated.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares —The Company is authorized to issue 5,000,000 shares of preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares —The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2023 and 2022, there were 5,922,865 and 23,000,000 Class A ordinary shares issued and outstanding, respectively, including 5,922,865 and 23,000,000 shares of Class A ordinary shares, respectively, subject to possible redemption.

Class B Ordinary Shares —The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. On November 30, 2021, the Company effected a further issuance of Founder Shares, resulting in the Sponsor holding an aggregate of 5,750,000 Founder Shares. As of December 31, 2023 and 2022, there were 5,750,000 shares of Class B ordinary shares issued and outstanding.

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. As of December 31, 2023 and 2022, the derivative warrant liability was $352,772 and $451,987, respectively.

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,		December 31,
Description	Level	2023	Level	2022
Assets:
Cash and marketable securities held in Trust Account	1	$65,954,638	1	$237,501,000
Liabilities:
Convertible promissory note payable - sponsor	3	1,134,428	3	—
Convertible promissory note payable – third party	3	157,348	3	—
Warrant liability – Private Placement Warrants	3	188,472	3	238,087
Warrant liability – Public Warrants	1	164,300	1	213,900

The Public Warrants and the Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

Upon issuance, the Company used a Monte Carlo simulation model to value the Public Warrants and the convertible promissory notes. The Company utilized a modified Black-Scholes model to value the Private Placement Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one Class A ordinary share and one-half of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of Class B ordinary shares, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption (temporary equity) and Class B ordinary shares (permanent equity) based on their relative fair values at the initial measurement date. Upon issuance, the Public Warrants and the Private Placement Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term.

The subsequent measurements as of December 31, 2023 of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the publicly traded closing price of the Public Warrants of $0.12 per warrant, was used as the fair value as of the relevant date. The terms of the Private Placement Warrants are analogous to the Public Warrants with the exception that they are not redeemable. As such, these warrants were valued using a modified Black-Scholes model.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2023 and 2022:

Fair Value
Measurement
Using Level 3
Inputs Total
Balance, December 31, 2022	$238,087
Additions	2,545,000
Change in fair value of convertible promissory notes	(1,253,224)
Change in fair value of derivative warrant liabilities	(49,615)
Balance, December 31, 2023	$1,480,248

The key inputs into the Monte Carlo simulation model and the modified Black-Scholes model to value the derivative warrant liabilities were as follows:

	December 31, 2023		December 31, 2022
Share price	$11.08		$10.26
Exercise price	$11.50		$11.50
Risk-free interest rate	4.83%		4.68%
Expected life of warrants	5.48	years	5.64	years
Expected volatility of underlying shares	de minimis	%	4.1%
Dividend yield	0.00%		0%
Probability of business combination	50.00%		8.9%

The key inputs into the Monte Carlo simulation model to value the convertible promissory note payable were as follows:

	December 31, 2023
Share price	$11.08
Strike price of debt conversion	$1.00
Strike price of warrants	$11.50
Risk-free interest rate	3.84%
Expected life	5.48	years
Expected volatility of underlying shares	0.10%

As of December 31, 2023 and 2022, the derivative warrant liability was $352,772 and $451,987, respectively. In addition, for the year ended December 31, 2023 and 2022, the Company recorded a gain of $99,215 and $10,128,054 on the change in fair value of the derivative warrant liabilities on the statements of operations, respectively.

As of December 31, 2023 and 2022, the convertible promissory note payable was $1,291,776 and nil, respectively. In addition, for the year ended December 31, 2023 and 2022, the Company recorded a gain on the change in fair value of the convertible promissory notes on the statements of operations of $1,253,224 and nil, respectively.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to March 25, 2024, the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment to or disclosure in the financial statements.

In January 2024, the Company deposited $55,000 into the trust, as a loan by the Sponsor, and Verde deposited $55,000 into the trust, as a loan by Verde, to extend the period of time that the Company has to complete its initial business combination by one month until February 16, 2024.

In February 2024, the Company deposited $55,000 into the trust, as a loan by the Sponsor, and Verde deposited $55,000 into the trust, as a loan by Verde, to extend the period of time that the Company has to complete its initial business combination by one month until March 16, 2024.

In March 2024, the Company deposited $55,000 into the trust, as a loan by the Sponsor, and Verde deposited $55,000 into the trust, as a loan by Verde, to extend the period of time that the Company has to complete its initial business combination by one month until April 16, 2024.

As disclosed above, on June 21, 2023, the Company and the Sponsor entered into the Merger Agreement, as amended on August 11, 2023, with Virgo Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), Verde Bioresins, Inc., a Delaware corporation (“Verde”), pursuant to which, among other things, following the de-registration of the Company as an exempted company in the Cayman Islands and the continuation and domestication of the Company as a corporation in the State of Delaware, Merger Sub will merge with and into Verde, with Verde as the surviving corporation and as a wholly-owned subsidiary of the Company. On March 18, 2024, the Company reported in a Form 8-K, that the Company received a termination notice (the “Termination Notice”) from Verde on March 12, 2024, stating that Verde was exercising its right to terminate the Merger Agreement (the “Termination”) and all ancillary agreements, pursuant to Section 10.01(c) of the Merger Agreement. On March 18, 2024, the Company responded to the Termination Notice and agreed to a termination of the Merger Agreement, but disputed the grounds for the termination of the Merger Agreement. As a result of the agreed upon termination of the Merger Agreement, the Acquiror Support Agreement entered among the Company, Verde and the Sponsor dated June 21, 2023, the Company Support Agreement between Humanitario Capital LLC, the Company and Verde dated June 21, 2023, and Sponsor Share Restriction Agreement entered among the Company, Verde and the Sponsor dated June 21, 2023, automatically terminated. The Company intends to continue evaluating other possible business combination targets.