Form 10-Q
period 2024-03-31
TLGY ACQUISITION CORP
filed 2024-05-17
CIK 1879814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 16, 2024, there were a total of 9,467,207 ordinary shares, comprising 3,717,207 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

TLGY ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

March 31, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TLGY ACQUISITION CORPORATION

BALANCE SHEETS

	March 31, 2024
	(unaudited)	December 31, 2023
ASSETS
Current Assets:
Cash	$66,070	$40,621
Prepaid expenses	3,663	9,552
Total Current Assets	69,733	50,173

Cash and investments held in Trust Account	67,148,832	65,954,638

Total Assets	$67,218,565	$66,004,811

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$467,930	$525,076
Accrued offering costs	5,000	5,000
Advances from related party	—	111
Convertible promissory note payable - sponsor; at fair value (cost $2,745,000 as of March 31, 2024 and $2,235,000 as of December 31, 2023, respectively)	802,311	1,134,428
Convertible promissory note payable – third party; at fair value (cost nil as of March 31, 2024 and $310,000 as of December 31, 2023, respectively)	—	157,348
Promissory note - third party	475,000	—
Due to related party	15,000	15,000
Total Current Liabilities	1,765,241	1,836,963

Derivative warrant liabilities	657,750	352,772
Deferred underwriting commission	8,650,000	8,650,000
Total Liabilities	11,072,991	10,839,735

COMMITMENTS AND CONTINGENCIES

Class A ordinary shares subject to possible redemption; 5,922,865 shares (at redemption value at March 31, 2024 and December 31, 2023)	67,148,832	65,954,638

Shareholders’ deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, none issued and outstanding (excluding 5,922,865 shares subject to possible redemption) at March 31, 2024 and December 31, 2023	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 5,750,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	575	575
Additional paid-in capital	—	—
Accumulated deficit	(11,003,833)	(10,790,137)
Total Shareholders’ Deficit	(11,003,258)	(10,789,562)
LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$67,218,565	$66,004,811

The accompanying notes are an integral part of these unaudited condensed financial statements.

TLGY ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months
	Ended
	March 31,
	2024	2023
EXPENSES
Administrative fee - related party	$45,000	$45,000
General and administrative	223,294	507,815
TOTAL EXPENSES	268,294	552,815

OTHER INCOME
Income earned on Investments held in Trust Account	864,194	2,271,551
Other expenses	111	—
Change in fair value of warrant liabilities	(304,978)	(1,397,855)
Change in fair value of convertible promissory note	689,465	—
TOTAL OTHER INCOME	1,248,792	873,696

Net income	$980,498	$320,881

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	5,922,865	16,901,515
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.08	$0.01

Weighted average number of shares of Class B ordinary shares outstanding, basic and diluted	5,750,000	5,750,000
Basic and diluted net income per Class B ordinary share	$0.08	$0.01

The accompanying notes are an integral part of these unaudited condensed financial statements.

TLGY ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Class B		Additional
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	5,750,000	$575	$—	$(10,790,137)	$(10,789,562)

Current period remeasurement to redemption value	—	—	—	(1,194,194)	(1,194,194)

Net income	—	—	—	980,498	980,498
Balance as of March 31, 2024	5,750,000	$575	$—	$(11,003,833)	$(11,003,258)

	Class B		Additional
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	5,750,000	$575	$—	$(8,597,009)	$(8,596,434)

Current period remeasurement to redemption value	—	—	—	(2,671,551)	(2,671,551)

Net income	—	—	—	320,881	320,881
Balance as of March 31, 2023	5,750,000	$575	$—	$(10,947,679)	$(10,947,104)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TLGY ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2024	2023

Cash Flows From Operating Activities:
Net income	$980,498	$320,881
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation and organization costs paid by related parties	—	—
Investment income earned on investments held in the Trust Account	(864,194)	(2,271,551)
Forgiveness of debt	(111)	—
Loss (gain) on change in fair value of derivative warrant liabilities	304,978	1,397,855
Loss on change in fair value of convertible promissory note	(689,465)	—
Changes in operating assets and liabilities:
Prepaid expenses	5,889	23,217
Other current assets	—	—
Other assets	—	—
Changes in accrued offering costs	—	—
Accounts payable and accrued expenses	(57,146)	135,450
Net Cash Used In Operating Activities	(319,551)	(394,148)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(330,000)	(400,000)
Cash withdrawn from Trust Account	—	163,150,810
Net Cash Used In (Provided By) Investing Activities	(330,000)	162,750,810

Cash Flows from Financing Activities:
Redemptions of Class A ordinary shares	—	(163,150,810)
Proceeds from promissory note - third party	165,000	—
Proceeds from promissory note - related party	510,000	300,000
Net Cash Provided By (Used In) Financing Activities	675,000	(162,850,810)

Net change in cash	25,449	(494,148)

Cash at beginning of period	40,621	585,241
Cash at end of period	$66,070	$91,093

Supplemental disclosure of non-cash financing activities:

Current period remeasurement to redemption value	$1,194,194	$2,671,551

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

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from May 21, 2021 (inception) through March 31, 2024 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, since the completion of our Initial Public Offering, searching for a target to consummate an initial business combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $14,183,689 consisting of $4,000,000 of underwriting fees, $8,650,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”)) and $533,689 of other offering costs related to the Initial Public Offering. Cash of $66,070 was held outside of the Trust Account on March 31, 2024 and was available for working capital purposes. As described in Note 6, the $8,650,000 deferred underwriting fees are contingent upon the consummation of the Business Combination within 15 months (or up to 24 months if extended) from the closing of the Initial Public Offering.

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

If the Company has not completed a Business Combination by June 16, 2024 (or up to April 16, 2025 if the period of time to consummate a business combination is extended in accordance with the terms of the Amended and Restated Memorandum and Articles of Association) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Verde Bioresins Merger Agreement

The Company and the Sponsor previously entered into an Agreement and Plan of Merger, as amended (the “Merger” Agreement) on June 21, 2023, as amended on August 11, 2023, with Virgo Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), Verde Bioresins, Inc., a Delaware corporation (“Verde”). On March 12, 2024, the Company received a termination notice (the “Termination Notice”) from Verde stating that Verde was exercising its right to terminate the Merger Agreement (the “Termination”) and all ancillary agreements, pursuant to Section 10.01(c) of the Merger Agreement. On March 18, 2024, the Company responded to the Termination Notice and agreed to a termination of the Merger Agreement, but disputed the grounds for the termination of the Merger Agreement. As a result of the agreed upon termination of the Merger Agreement, the Acquiror Support Agreement entered among the Company, Verde and the Sponsor dated June 21, 2023, the Company Support Agreement between Humanitario Capital LLC, the Company and Verde dated June 21, 2023, and Sponsor Share Restriction Agreement entered among the Company, Verde and the Sponsor dated June 21, 2023, automatically terminated. The Company intends to continue evaluating other possible business combination targets. See Note 10 – Subsequent Events for additional information.

Liquidity, Capital Resources, and Going Concern

As of March 31, 2024, the Company had cash of approximately $66,070 and working capital deficit of $1,695,508.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management is satisfied that Sponsor has committed, but not obliged, to provide fund in form of working capital loan for the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum and articles of association, though no assurance can be provided that such additional capital will ultimately be available. Management has determined that if the Company is unsuccessful in consummating an initial business combination by June 16, 2024 (or up to April 16, 2025 if the period of time to consummate a business combination is extended in accordance with the terms of the Amended and Restated Memorandum and Articles of Association), the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raise substantial doubt about the ability to continue as a going concern. Additionally, management has determined that the Combination Period is less than one year from the date of the issuance of the financial statements. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, this factor raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2024 and December 31, 2023, the Company had cash of $66,070 and $40,621, respectively held outside the Trust Account. The Company did not have any cash equivalents at March 31, 2024 and December 31, 2023.

Investments held in Trust Account

At March 31, 2024 and December 31, 2023, the Company had $67.1 million and $66.0 million in investments held in the Trust Account, respectively. The Company’s portfolio of investments held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2024 and December 31, 2023, the 5,922,865 Class A ordinary shares, subject to possible redemption in the amount of $67,148,832 and $65,954,638 at redemption value per Public Share are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. During the three months ended March 31, 2024 and 2023, the Company recorded a measurement adjustment of $1,194,194 and $2,671,551, respectively, to increase to redemption value.

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

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As of March 31, 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and subsequently share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income per ordinary share.

	For the Three Months	For the Three Months
	Ended March 31,	Ended March 31,
	2024	2023
Class A Redeemable ordinary shares
Numerator: Allocation of net income, as adjusted	$497,509	$239,427
Denominator: Basic and diluted weighted average shares outstanding	5,922,865	16,901,515
Basic and diluted net income per Class A Ordinary Shares	$0.08	$0.01

Class B Non-redeemable ordinary shares
Numerator: Allocation of net income, as adjusted	$482,989	$81,454
Denominator: Basic and diluted weighted average shares outstanding	5,750,000	5,750,000
Basic and diluted net income per Class B Ordinary Shares	$0.08	$0.01

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Warrant Liabilities

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging” whereby under that provision, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjusts the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations. Upon issuance and as of December 31, 2021, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. As of March 31, 2024, the quoted market price is used as the fair value as of each relevant date for valuing the Public Warrants. The Private Placement Warrants are valued using a modified Black-Scholes model. The Company’s valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

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

General and Administrative Services

Commencing on November 30, 2021, the Company has agreed to pay the Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2024 and 2023, the Company incurred $45,000 and $45,000, respectively, pursuant to the administrative services agreement. As of March 31, 2024 and December 31, 2023, there was $15,000 due to related party in connection with the administrative service agreement.

Convertible Promissory Note

i)Working Capital Loans

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

During the three months ended March 31, 2024, the Company drew an aggregate of $345,000 on the 2023 April Promissory Note and 2023 August Promissory Note. See Note 10 – Subsequent Events for additional information.

ii)Time Extension Funding Loans

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

As of March 31, 2024, $475,000 was deposited as Company Extension Loan into the Trust Account by Verde (as defined above) pursuant to the Merger Agreement (as defined above), whereunder Verde agreed to finance the extension of the Company’s Termination Date not exceeding $100,000 per month. The Company Extension Loans are evidence by promissory notes. Verde may elect to convert all (but not less than all) of the principal balance of the promissory notes, upon consummation of an initial business combination by the Company with Verde and prior to the Company’s first payment of all or any portion of the principal balance of the promissory note in cash, at Verde’s option.

As a result of the Termination Agreement entered into on March 18, 2024, the conversion options on Verde’s extension loans were terminated. Therefore, the entirety of the amount loaned by Verde was reclassed as a third-party promissory note and is appropriately classified as such on the accompanying condensed balance sheet. See Note 10- Subsequent Events for additional information.

During the three months ended March 31, 2024, the Sponsor and Verde each provided the Company an aggregate of $165,000 of funding loans. As of March 31, 2024, the Sponsor and Verde had $2,745,000 and $475,000 outstanding balance under the extension loans, respectively.

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

On December 3, 2021, concurrent with the closing of the Initial Public Offering, the underwriters were paid a cash underwriting discount of $0.20 per Unit, or $4,000,000 in the aggregate (regardless of whether the underwriters’ over-allotment option to purchase additional units is exercised in full), which was paid upon the closing of the Initial Public Offering. In addition, the underwriters will be entitled to a deferred fee of $0.35 per Unit, or $7,000,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. See Note 10 – Subsequent Events for additional information.

On December 8, 2021, the Company consummated the closing of the sale of an additional 3,000,000 Option Units at $10.00 per Option Unit, pursuant to the underwriters’ exercise in full of their over-allotment option, generating gross proceeds of $30,000,000. The Company recorded an additional deferred fee of $1,650,000 to be paid upon completion of a Business Combination.

Concurrent with the closing of the Initial Public Offering, the Sponsor transferred 15,000 Class B ordinary shares to Centaury Management Ltd., an investor in the Sponsor, at an aggregate purchase price of $75, or approximately $0.005 per share. The Sponsor also transferred 300,300 Class B ordinary shares to Mizuho Securities USA LLC, the representative of the underwriters, at an aggregate purchase price of $1,000,000, or approximately $3.33 per share (the “Representative’s Shares”). The Company thus recorded additional transaction costs of $999,517, the grant date fair value of the shares net of consideration received. The Representative’s Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement of which this prospectus forms a part pursuant to Rule 5110(e)(1) of the FINRA Manual. See Note 10 – Subsequent Events for additional information.

Legal Fees

The Company has an agreement in place whereby if its prior legal counsel for the Company’s IPO assists in the initial business combination, payment of their charges plus a success premium to be agreed is contingent on a successful de-SPAC closing or recovery under certain cost coverage provisions in the merger agreement, estimated to be $2.4 million as of March 31, 2024. In accordance with ASC 805, Business Combinations, this fee will not be recorded until such time as a Business Combination is consummated. See Note 10 – Subsequent Events for additional information.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares —The Company is authorized to issue 5,000,000 shares of preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares —The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 5,922,865 shares and 5,922,865 respectively, of Class A ordinary shares issued and outstanding, respectively, including 5,922,865 shares of Class A ordinary shares subject to possible redemption. The IPO Units include a contingent right (See Note 3).

Class B Ordinary Shares —The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. On November 30, 2021, the Company effected a further issuance of Founder Shares, resulting in the Sponsor holding an aggregate of 5,750,000 Founder Shares. As of March 31, 2024 and December 31, 2023, there were 5,750,000 shares of Class B ordinary shares issued and outstanding. See Note 10 – Subsequent Events for additional information.

Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of ordinary shares, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as otherwise required by law. In connection with a Business Combination, the Company may enter into a shareholder’s agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of the Initial Public Offering.

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. As of March 31, 2024 and December 31, 2023, the derivative warrant liability was $657,750 and $352,772, respectively.

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value at March 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,		December 31,
Description	Level	2024	Level	2023
Assets:
Investments held in Trust Account	1	$67,148,832	1	$65,954,638

Liabilities:
Convertible promissory note payable - sponsor	3	802,311	3	1,134,428
Warrant liability – Private Placement Warrants	3	$325,400	3	188,472
Warrant liability – Public Warrants	1	332,350	1	164,300

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

The subsequent measurements as of March 31, 2024 of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the publicly traded closing price of the Public Warrants of $0.02 per warrant, was used as the fair value as of the relevant date. The terms of the Private Placement Warrants are analogous to the Public Warrants with the exception that they are not redeemable. As such, these warrants were valued using a modified Black-Scholes model.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2024:

Fair Value
Measurement
Using Level 3
Inputs Total
Balance, December 31, 2023	$1,480,248
Reclassification of third-party convertible promissory note	(310,000)
Additions	510,000
Change in fair value of convertible promissory note	(689,465)
Change in fair value of derivative warrant liabilities	136,928
Balance, March 31, 2024	$1,127,711

The key inputs into the Monte Carlo simulation model and the modified Black-Scholes model to value the derivative warrant liabilities were as follows:

	March 31, 2024		December 31, 2023
Share price	$11.30		$11.08
Exercise price	$11.50		$11.50
Risk-free interest rate	4.83%		4.83%
Expected life of warrants	1.47	years	5.48	years
Expected volatility of underlying shares	de minimis	%	de minimis	%
Dividend yield	0%		0.00%
Probability of business combination	30.00%		50.00%

The key inputs to value the note payable were as follows:

	March 31, 2024
Share price	$11.30
Strike price of debt conversion	$1.00
Strike price of warrants	$11.50
Risk-free interest rate	5.08%
Expected life	5.93	years
Expected volatility of underlying shares	0.1%

As of March 31, 2024 and December 31, 2023, the derivative warrant liability was $657,750 and $352,772, respectively. In addition, for the three months ended March 31, 2024 and 2023, the Company recorded a loss of $304,978 and $1,397,855 on the change in fair value of the derivative liabilities on the statements of operations, respectively.

As of March 31, 2024 and December 31, 2023, the convertible promissory note payable was $802,311 and $1,291,776, respectively. In addition, for the three months ended March 31, 2024 and 2023, the Company recorded a gain on the change in fair value of the convertible promissory notes on the statements of operations of $689,465 and nil, respectively.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to May 17, 2024, the date that the financial statements were available to be issued. Based upon this review, except as noted below, the Company did not identify any other subsequent events that would have required adjustment to or disclosure in the financial statements.

Promissory Notes

On April 1, 2024, the Sponsor provided the Company $25,000, which is covered by the 2024 May Promissory Note (defined below).

On April 19, 2024, the Sponsor provided the Company $80,000, which is covered by the 2024 May Promissory Note (defined below).

On May 1, 2024 (the “2024 May Promissory Note”), the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $500,000. This 2024 May Promissory Notes was non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Initial Public Offering (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and article of association), or (ii) the date on which the Company consummates a Business Combination.

Extensions to Complete the Initial Business Combination

On April 8, 2024, the Company notified Continental Stock Transfer & Trust Company of its intention to extend the period of time that the Company has to complete its initial business combination (the “Termination Date”) by an additional month for the period from April 17, 2024 to May 16, 2024, subject to our sponsor or its affiliates or designees depositing $110,000 (the “Extension Deposit”) into the trust account.

On April 16, 2024, shareholders of the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”), where the shareholders of the Company approved by special resolution an amendment (the “Charter Amendment”) to the Amended and Restated Memorandum and Articles of Association of the Company (the “Charter”) to modify the monthly amount that its Sponsor or its affiliates or designees must deposit into the Trust Account in order to extend the period of time to consummate a business combination by one month, up to twelve times (starting from the first date on which such modified extension payment is made), if requested by the Sponsor and accepted by the Company, from the lesser of $0.033 per outstanding share and $110,000 to the lesser of (x) $0.02 per outstanding share and (y) $60,000 (“Modified Extension Payment”). Any amount of the $110,000 paid in order to extend the period of time to consummate a Business Combination until May 16, 2024, which is paid but unused (due to an additional extension payment, based on the updated monthly amount, made prior to May 16, 2024) may be deducted, on a pro rata basis, from future extension payments.

In connection with the votes to approve the Charter Amendment Proposal, 2,205,658 ordinary shares of the Company were tendered for redemption. The ordinary shares will be redeemed at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust Account deposits (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding ordinary shares. The per-share redemption amount has been calculated to be approximately $11.33 per share.

On April 16, 2024, the Sponsor or its affiliates or designees deposited the Modified Extension Payment into the trust account and as a result the Termination Date was extended by one month until May 16, 2024.

On May 8, 2024, the Company notified Continental Stock Transfer & Trust Company of its intention to extend the period of time that the Company has to complete the Termination Date by an additional month for the period from May 17, 2024 to June 16, 2024, subject to our sponsor or its affiliates or designees depositing $60,000 into the trust account.

On May 16, 2024, the Sponsor or its affiliates or designees deposited the Modified Extension Payment into the trust account and as a result the Termination Date was extended by one month until June 16, 2024.

Sponsor Change of Control

On April 16, 2024, the Company, the Sponsor, TLGY Holdings LLC, which is the holding company of the Sponsor, CPC Sponsor Opportunities I, LP and CPC Sponsor Opportunities I (Parallel), LP (CPC Sponsor Opportunities I, LP and CPC Sponsor Opportunities I (Parallel), LP, together, the “Buyers”), the Buyers being current stakeholders of economic interests in Sponsor, entered into a securities transfer agreement (“Securities Transfer Agreement”), pursuant to which the Sponsor agreed to transfer a majority of the Sponsor’s interests in the Company to the Buyers subject to the terms and conditions of the Securities Transfer Agreement (the “Securities Transfer Transaction”).

In connection with the Securities Transfer Transaction, the existing officers of the Company shall execute and deliver to the Buyers resignation letters, which letters shall take effect on the closing date of the Securities Transfer Transaction (the “Closing”). Such resignation letters shall require the existing officers of the Company to provide customary ongoing administrative support through the closing of a business combination or the Company’s liquidation for no additional fee. Upon the Closing, the Company shall take such actions as necessary to effectuate the removal and replacement of the existing officers with the persons designated by the Buyers. Concurrently with the execution of the Securities Transfer Agreement, certain directors of the Company shall execute and deliver to the Buyers resignation letters so that (i) effective as of the Closing, the existing CEO and Chairman of the Company, Jin-Goon Kim, shall remain the Chairman of the Board; an existing director, Donghyun Han, shall remain an independent non-executive board member; and the Buyers shall designate up to three additional individuals (the “New Directors”) to be appointed by the remaining members of the Company’s board of directors as of the Closing, and (ii) effective following the Closing upon expiration of all applicable waiting periods under Section 14(f) of the Exchange Act and Rule 14f-1 thereunder, the other remaining legacy directors of the Company, other than Jin-Goon Kim, shall resign and be replaced by individuals designated by the New Directors.

Pursuant to the terms of the Securities Transfer Agreement, the Buyers also agreed, among other things, on or prior to the closing date of Securities Transfer Transaction, (i) to terminate a certain administrative services agreement between the Company and the Sponsor dated November 30, 2021 (the “Services Agreement”), no further payments or accruals of payments shall be made pursuant to that agreement, and the Sponsor shall forgive and fully discharge without payment therefor all fees that are outstanding under the Services Agreement as of the closing date of Securities Transfer Transaction; (ii) to enter into a joinder to the letter agreement the Sponsor and the independent directors of the Company entered into with the Company upon the closing of the Company’s IPO (the “Letter Agreement”); and (iii) to enter into a joinder to the Registration Rights Agreement dated as of November 21, 2021, by and among the Company and each of the parties there to (the “Registration Rights Agreement”).

As one of the closing conditions of the Securities Transfer Transaction, the Securities Transfer Agreement provides that Company must enter into various waivers with certain vendors or to settle certain outstanding liabilities until May 5, 2024 with a total sum of $650,000, excluding amount due to Mizuho Securities USA LLC (see below). The Company is in the progress of completing all negotiations and obtaining all waivers. These waivers include, among others, a waiver from the Company’s prior legal counsel for IPO of all fees and payment under and pursuant to their engagement. Solely in the event of a consummation by the Company of its initial business combination, the Company shall pay the legal counsel for the Company’s IPO a sum of $130,000, as full and final payment. Additionally, the Company has entered into a waiver with Mizuho Securities USA LLC, the representative of the underwriters of the Company’s IPO, pursuant to which Mizuho Securities USA LLC agreed to a waiver of its entitlement to deferred underwriting fees and a forfeiture of all 300,300 Class B ordinary shares acquired by Mizuho Securities USA LLC at the time of, and deemed compensation for, the IPO.

On May 4, 2024, Verde entered into a mutual release agreement with the Company, Merger Sub and the Sponsor, as one of the closing conditions of the Securities Transfer Agreement, pursuant to which, among other things, a mutual release, waiver and discharge was agreed in respect of all claims and obligations arising out of or relating to the Termination, the Merger Agreement and all ancillary agreements and that all payments made by Verde for extending the period of time to consummate a business combination by the Company shall not be repayable by the Company to Verde and all promissory notes issued by the Company to Verde shall be deemed to have been voided and cancelled. Solely in the event of a consummation by the Company of its initial business combination, the Company shall pay Verde a sum of $83,125.00, as full and final payment.

Nasdaq Delisting Notice

As previously disclosed, on October 9, 2023, the Company received a written notice from the Listing Qualifications Department of The Nasdaq Global Market (“Nasdaq”) indicating that the Company was not currently in compliance with Listing Rule 5450(a)(2) of the Nasdaq Stock Market LLC Rules (the “Listing Rules”), which requires the Company to maintain a minimum of 400 total shareholders on a continuous basis (the “Minimum Total Holders Rule”). The Company had until April 8, 2024 (the “Extension Period”) to regain compliance with the Listing Rules.

On May 1, 2024, the Company received a notice (the “Notice”) from Nasdaq indicating that the Company did not regain compliance with the Minimum Total Holders Rule during the Extension Period. The Company intends to timely request a hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal the Notice. The hearing request will automatically stay the delisting and suspension of the Company’s securities and the filing of the Form 25-NSE pending the Panel’s decision. There can be no assurance that the hearing before the Panel will be successful.

On May 7, 2024, the Company reported that it intends to timely request a hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal the Notice. The hearing request will automatically stay the delisting and suspension of the Company’s securities and the filing of the Form 25-NSE pending the Panel’s decision. There can be no assurance that the hearing before the Panel will be successful.

On May 8, 2024, the Company requested a hearing. The Company has been informed that the hearing is to be held on June 20, 2024.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 3, 2021 and the Company’s annual report on Form 10-K filed with the SEC on March 26, 2024. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward- looking statements whether as a result of new information, future events or otherwise.

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

Verde Bioresins Merger Agreement

The Company and the Sponsor previously entered into an Agreement and Plan of Merger, as amended (the “Merger Agreement”) on June 21, 2023, as amended on August 11, 2023, with Virgo Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of TLGY (“Merger Sub”), Verde Bioresins, Inc., a Delaware corporation (“Verde”). On March 12, 2024, TLGY received a termination notice (the “Termination Notice”) from Verde stating that Verde was exercising its right to terminate the Merger Agreement (the “Termination”) and all ancillary agreements, pursuant to Section 10.01(c) of the Merger Agreement. On March 18, 2024, TLGY responded to the Termination Notice and agreed to a termination of the Merger Agreement but disputed the grounds for the termination of the Merger Agreement. As a result of the agreed upon termination of the Merger Agreement, the Acquiror Support Agreement entered among TLGY, Verde and the Sponsor dated June 21, 2023, the Company Support Agreement between Humanitario Capital LLC, TLGY and Verde dated June 21, 2023, and Sponsor Share Restriction Agreement entered among TLGY, Verde and the Sponsor dated June 21, 2023, automatically terminated. TLGY intends to continue evaluating other possible business combination targets. See Note 10 – Subsequent Events for additional information.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2024 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, since the completion of our Initial Public Offering, searching for a target to consummate an initial business combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had net income of $980,498 which was primarily due to interest income on funds held in Trust of $864,194, forgiveness of debt of $111, and the change in the fair value of convertible notes of $689,465, partially offset by a loss in fair value of the derivative liabilities of $304,978, administration fees – related party of $45,000, and general and administrative costs of $223,294.

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

On October 19, 2023, the Company reported in a Form 8-K that following the Annual General Meeting of the Company held on October 17, 2023, approving a further amendment to the Amended and Restated Memorandum and Articles of Association of the Company, 1,395,317 ordinary shares of the Company were rendered for redemption. The ordinary shares were redeemed at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust Account deposits (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding ordinary share. The per-share redemption amount has been calculated to be approximately $10.96 per share.

On April 16, 2024, the Company reported in a Form 8-K that following the extraordinary general meeting (the “Extraordinary General Meeting”) of the Company held on April 16, 2024, approving a further amendment to the Amended and Restated Memorandum and Articles of Association of the Company, 2,205,658 ordinary shares of the Company were rendered for redemption. The ordinary shares were redeemed at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust Account deposits (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding ordinary share. The per-share redemption amount has been calculated to be approximately $11.33 per share.

As of March 31, 2024, we had cash and investments held in the trust account of $67,148,832. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (excluding deferred underwriting commissions), to complete our initial business combination. We may withdraw interest to pay our taxes, if any. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Management has determined that the funds held outside the Trust Account, as well as access to funds pursuant to a commitment letter from the Sponsor and a working capital loan, are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum and articles of association. Management has determined that if the Company is unsuccessful in consummating an initial business combination by April 16, 2025, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. Additionally, management has determined that the Combination Period is less than one year from the date of the issuance of the financial statements. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, this factor raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.

Off-balance Sheet Arrangements; Commitments and Contractual Obligations

As of March 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein.

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

Underwriting Agreement

The underwriters of our IPO were entitled to a cash underwriting discount of 2.0% of the gross proceeds of the IPO, or $4,000,000, which was paid at the closing of the IPO. In addition, the underwriters have agreed to defer underwriting commissions of 3.5% of the gross proceeds of the IPO of 20,000,000 units and underwriting commissions of 5.5% of the gross proceeds of the over-allotment option units of 3,000,000 units, or $8,650,000 in aggregate, which will be paid to the underwriters from the funds held in the trust account upon and concurrently with the completion of our initial business combination. See Note 10 – Subsequent Events for additional information.

Legal Fees

The Company has an agreement in place whereby if its prior legal counsel for the Company’s IPO assists in the initial business combination, payment of their charges plus a success premium to be agreed is contingent on a successful de-SPAC closing or recovery under certain cost coverage provisions in the merger agreement, estimated to be $2.4 million, as of March 31, 2024. In accordance with ASC 805, Business Combinations, this fee will not be recorded until such time as a Business Combination is consummated. See Note 10 – Subsequent Events for additional information.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and interim principal financial and accounting officer, to allow timely decisions regarding required disclosure.

As of March 31, 2024, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by the Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes with respect to those risk factors previously disclosed in our final prospectus related to our Initial Public Offering filed with the SEC on December 3, 2021 and our annual report on Form 10-K filed with the SEC on March 26, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

We have been notified by Listing Qualifications Department of The Nasdaq Global Market of our failure to comply with certain continued listing requirements and our failure to meet the continued listing requirements of The Nasdaq Global Market could result in a delisting of our Class A ordinary shares, which would have an adverse impact on the trading, liquidity, and market price of our Class A ordinary shares.

On October 9, 2023, we received a written notice from the Listing Qualifications Department of The Nasdaq Global Market (“Nasdaq”) indicating that we were not currently in compliance with Listing Rule 5450(a)(2) of the Nasdaq Stock Market LLC Rules (the “Listing Rules”), which requires us to maintain a minimum of 400 total shareholders on a continuous basis (the “Minimum Total Holders Rule”). We had until April 8, 2024 (the “Extension Period”) to regain compliance with the Listing Rules. On May 1, 2024, we received a notice (the “Notice”) from Nasdaq indicating that we did not regain compliance with the Minimum Total Holders Rule during the Extension Period.

Further to our  request for a hearing on May 8, 2024, before the Nasdaq Hearings Panel (the “Panel”) to appeal the Notice. The Company has been informed that a hearing is to be held on June 20, 2024. The hearing request will automatically stay the delisting and suspension of our securities and the filing of the Form 25-NSE pending the Panel’s decision. There can be no assurance that the hearing before the Panel will be successful.

Any failure to remain in compliance with Nasdaq’s continued listing standards, and any subsequent failure to timely resume compliance with Nasdaq’s continued listing standards within the applicable cure period could have adverse consequences, and among other things, substantially impair our ability to raise additional funds and could result in a loss of investor interest and fewer development opportunities for us. Furthermore, a delisting would likely have a negative effect on the price of our Class A ordinary shares and would impair the ability of shareholders to sell or purchase our Class A ordinary shares when they wish to do so. In the event of a delisting, we would expect to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our Class A ordinary shares to become listed again, lead to stability in the market price of our Class A ordinary shares, improve the liquidity of our Class A ordinary shares, or prevent future non-compliance with Nasdaq’s listing requirements. As a result of these factors, a delisting of our Class A ordinary shares from Nasdaq would have an adverse impact on the trading, liquidity, and market price of our Class A ordinary shares.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 6, 2021.
3.2

Copy of the special resolution amending Article 49.7 of the Amended and Restated Memorandum and Articles of Association, adopted by shareholders of the Company on February 23, 2023, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2023.

3.3

Copy of the special resolution amending Article 49.7 of the Amended and Restated Memorandum and Articles of Association, adopted by shareholders of the Company on October 17, 2023, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2023.

3.4

Copy of the special resolution amending Article 49.7 of the Amended and Restated Memorandum and Articles of Association, adopted by shareholders of the Company on April 16, 2024, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2024.

31.1*

Certification of the Principal Executive Officer and Interim Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer and Interim Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

**Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TLGY ACQUISITION CORPORATION

Date: May 17, 2024	By:	/s/ Jin-Goon Kim
		Name:	Jin-Goon Kim
		Title:	Chairman, Chief Executive Officer and interim Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)