Form 10-K/A
period 2023-12-31
TLGY ACQUISITION CORP
filed 2024-08-20
CIK 1879814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) of TLGY Acquisition Corp. (the “Company”) amends the Annual Report on Form 10-K for the year ended December 31, 2023, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2024 (the “Original Filing”).

In connection with the preparation of the Company’s financial statements as of June 30, 2024, the Company identified an error in amounts reported in certain previously issued financial statements related to the recording of convertible promissory notes. The Company had incorrectly marked the Company’s convertible promissory notes to fair value from the inception of the notes. As a result, management determined that the Notes Payable account was understated by $1,253,224 and the Change in fair value of convertible notes account was overstated by $1,253,224 for the year ended December 31, 2023. This Form 10-K/A should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC subsequent to the Original Filing.

As a result of the error noted above, the Company has determined that a material weakness exists in our internal control over financial reporting over the accounting for complex financial instruments. Therefore, our disclosure controls were not effective as of December 31, 2023. The material weakness is described in more detail in Item 9A of Part II to this Form 10-K/A.

Unless otherwise stated in this report on Form 10-K/A, references to:

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report on Form 10-K/A may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

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

v

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

Competitive Differentiation

Our mission is to generate attractive risk-adjusted returns for our shareholders. We intend to capitalize on the ability of our management team to identify, acquire and operate a business that will benefit from their involvement by utilizing the following differentiating factors to our advantage:

●	Investment Expertise: decades of combined experience in private equity and venture capital investments, with dozens of successful exits and an aggregate of well over a billion USD of capital returned to investors;

●	Sourcing: deep industry expertise and a substantial proprietary network in a wide range of market segments as both investors and operators, and a proven track record of execution in dozens of transactions; and

●	Value Creation: operational leadership and demonstrated shareholder value-creation across multiple industries and companies.

Business Strategy

Our business strategy is to identify and complete our initial business combination with a promising global company - or a company with Asia linkages with the potential to become a global company – with a focus on biopharma or consumer businesses driven by enabling technology. We will not undertake an initial business combination with any entity with principal business operations in China (including Hong Kong and Macau). Our selection process will be rooted in our founder and our team’s broad network of global relationships, deep industry and operational expertise, and highly differentiated deal-sourcing and structuring expertise that we expect will provide us with a strong pipeline of potential targets. We will focus on transformational growth companies that seek value-added partners and will apply private equity style value creation post our business combination. Our founder, management team, and directors have experience in:

●	selecting favorable target sectors based on forward-looking market dynamics;

●	identifying and commercializing innovations with breakthrough potential in the biopharma and technology-enabled B2C sectors that have potential to fuel sustainable and profitable growth;

●	hands-on business building, transformations, and technology implementations that offer differentiated value propositions for the entrepreneur owners and thus create proprietary deal dynamics;

●	developing and executing highly focused value-creation programs to drive growth, profitability, cost reduction, and/or industry consolidation;

●	navigating large public and private businesses through a myriad of executional challenges that stem from rapid growth, large strategic shifts, and implementation of bold and aspirational plans;

●	advising leading companies and entrepreneurs globally on strategy, deal structuring, capital markets, domestic and cross-border M&A; and

●	building, guiding and /or partnering with management teams to deliver on transformative company goals.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K/A.

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

For the year ended December 31, 2023, we had net income of $3,445,826, which was primarily due to a change in fair value of derivative warrant liabilities of $99,215 and interest income on funds held in Trust of $5,072,178, which was partially offset by general and administrative costs of $1,725,567.

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

A critical accounting estimate to our financial statements is the estimated fair value of our warrant liabilities. Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this report on Form 10-K/A and is included herein by reference.

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

As of December 31, 2023, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our CEO and CFO concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective, due to the material weaknesses in our internal control over financial reporting related to our accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, we concluded that our internal control over financial reporting is not effective as of December 31, 2023 due primarily to the material weakness in our internal control over financial reporting related to our accounting for complex financial instruments.

This report on Form 10-K/A does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this report on Form 10-K/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

4.1*	Specimen Unit Certificate.(2)
4.2*	Specimen Class A Ordinary Share Certificate.(2)
4.3*	Specimen Warrant Certificate.(2)
4.4*	Warrant Agreement, dated November 30, 2021, between the Company and Continental Stock Transfer & Trust Company.(1)
4.5*	Description of Shares.(3)
10.1*	Investment Management Trust Agreement, dated November 30, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee.(1)
10.2*	Registration Rights Agreement, dated November 30, 2021, between the Company and TLGY Sponsors LLC.(1)
10.3*	Private Placement Warrants Purchase Agreement, dated November 30, 2021, between the Company and TLGY Sponsors LLC.(1)
10.4*	Form of Indemnity Agreement between the Company and each of the Company’s directors and officers.(2)
10.5*	Promissory Note, dated June 17, 2021, issued to TLGY Sponsors LLC.(2)
10.6*	Securities Subscription Agreement, dated June 17, 2021, between the Company and TLGY Sponsors LLC.(2)
10.7*	Letter Agreement, dated November 30, 2021, between the Company, TLGY Sponsors LLC and each of the Company’s officers, directors and Centaury Management Ltd.(1)
10.8*	Administrative Services Agreement, dated November 30, 2021, between the Company and TLGY Sponsors LLC.(1)
10.9*	Acquiror Support Agreement, dated June 21, 2023, by and among TLGY, Verde and Sponsor.(4)
10.10*	Company Support Agreement, dated June 21, 2023, by and among Humanitario, TLGY and Verde.(4)
10.11*	Sponsor Share Restriction Agreement, dated June 21, 2023, by and among TLGY, Sponsor and Verde.(4)
14.1*	Code of Ethics(2)
21.1*	Subsidiaries of the Registrant(5)
24.1**	Power of Attorney (included in the signature pages herein).
31.1**	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2**	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b). and 18 U.S.C. 1350.
32.2**	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
97*	TLGY Acquisition Corp. Clawback Policy
101.INS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Incorporated by reference
**	Filed herewith

(1)	Incorporated by reference to the Company’s current report on Form 8-K, filed with the SEC on December 6, 2021 (File No. 001-41101).

(2)	Incorporated by reference to the Company’s registration statement on Form S-1, filed with the SEC on October 14, 2021 (File No. 333-260242).

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 21, 2023 (File No. 001-41101).

(4)	Incorporated by reference to the Company’s current report on Form 8-K, filed with the SEC on June 22, 2023 (File No. 001-41101).

(5)	Incorporated by reference to the Company's annual report on Form 10-K, filed with the SEC on March 26, 2024 (File No. 001-41101).

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on August 20, 2024.

TLGY ACQUISITION CORPORATION

By:	/s/ Vikas Desai
Name: Vikas Desai
Title: Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
TLGY Acquisition Corporation:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of TLGY Acquisition Corporation (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, changes in shareholders’ (deficit) equity, and cash flows for the year then ended, and the related notes to the financial statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of the company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statements

As discussed in note 2 to the financial statements, the Company has restated its 2023 financial statements to correct a material misstatement.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statement, the Company’s business plan is dependent on the completion of a Business Combination and the Company’s cash and working capital as of December 31, 2023 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to TLGY Acquisition Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. TLGY Acquisition Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as TLGY Acquisition Corporation auditor since 2024.

New York, New York

August 19, 2024

PCAOB Number 100

TLGY ACQUISITION CORPORATION

BALANCE SHEETS

	December 31, 2023
	(As Restated)	December 31, 2022
ASSETS
Current Assets:
Cash	$40,621	$585,241
Prepaid expenses	9,552	281,970
Total Current Assets	50,173	867,211

Cash and investments held in Trust Account	65,954,638	237,501,000

Total Assets	$66,004,811	$238,368,211

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$525,076	$341,547
Accrued offering costs	5,000	20,000
Convertible promissory note payable - sponsor	2,235,000	—
Convertible promissory note payable – third party	310,000	—
Due to related party	15,000	—
Advances from related party	111	111
Total Current Liabilities	3,090,187	361,658

Derivative warrant liabilities	352,772	451,987
Deferred underwriting commission	8,650,000	8,650,000
Total Liabilities	12,092,959	9,463,645

COMMITMENTS AND CONTINGENCIES

Class A ordinary shares subject to possible redemption; 5,922,865 and 23,000,000 shares (at redemption value $11.14 and $10.32 at December 31, 2023 and 2022, respectively)	65,954,638	237,501,000

Shareholders’ deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at December 31, 2023 and 2022	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, none issued or outstanding (excluding 5,922,865 and 23,000,000 shares subject to possible redemption) at December 31, 2023 and 2022, respectively	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 5,750,000 shares issued and outstanding at December 31, 2023 and 2022	575	575
Additional paid-in capital	—	—
Accumulated deficit	(12,043,361)	(8,597,009)
Total shareholders’ deficit	(12,042,786)	(8,596,434)
LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$66,004,811	$238,368,211

The accompanying notes are an integral part of these financial statements.

TLGY ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	For the
	Year Ended	For the
	December 31,	Year Ended
	2023	December 31,
	(As Restated)	2022
EXPENSES
Administration fee - related party	$180,000	$180,000
General and administrative	1,545,567	1,203,286
TOTAL EXPENSES	1,725,567	1,383,286

OTHER INCOME
Income earned on investments held in Trust Account	5,072,178	2,901,000
Change in fair value of derivative liabilities	99,215	10,128,054
TOTAL OTHER INCOME	5,171,393	13,029,054

Net income	$3,445,826	$11,645,768

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	9,394,487	23,000,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.23	$0.41

Weighted average number of Class B ordinary share outstanding, basic and diluted	5,750,000	5,750,000
Basic and diluted net income per Class B ordinary share	$0.23	$0.41

The accompanying notes are an integral part of these financial statements.

TLGY ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)

	Class B		Additional
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2021	5,750,000	$575	$—	$(17,341,777)	$(17,341,202)

Accretion for Class A ordinary shares to redemption value	—	—	—	(2,901,000)	(2,901,000)

Net income	—	—	—	11,645,768	11,645,768

Balance as of December 31, 2022	5,750,000	575	—	(8,597,009)	$(8,596,434)

Accretion for Class A ordinary shares to redemption value	—	—	—	(6,892,178)	(6,892,178)

Net income	—	—	—	3,445,826	3,445,826
Balance December 31, 2023, as restated	5,750,000	$575	$—	$(12,043,361)	$(12,042,786)

The accompanying notes are an integral part of these financial statements.

TLGY ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	For the year
	Ended	For the year
	December 31,	Ended
	2023	December 31,
	(As Restated)	2022

Cash Flows From Operating Activities:
Net income	$3,445,826	$11,645,768
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on investments held in the Trust Account	(5,072,178)	(2,901,000)
Gain on change in fair value of derivative warrant liabilities	(99,215)	(10,128,054)
Changes in operating assets and liabilities:
Prepaid expenses	272,418	26,155
Other current assets	—	24,567
Other assets	—	281,955
Due to related party	15,000	—
Changes in accrued offering costs	(15,000)	(15,348)
Accounts payable and accrued expenses	183,529	198,381
Net Cash Used In Operating Activities	(1,269,620)	(867,576)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemptions	178,438,540	—
Cash deposited into Trust Account	(1,820,000)	—
Net Cash Provided by Investing Activities	176,618,540	—

Cash Flows from Financing Activities:
Redemptions of Class A ordinary shares	(178,438,540)	—
Proceeds from promissory note – sponsor	2,235,000	—
Proceeds from promissory note – third party	310,000	—
Net Cash Used In Financing Activities	(175,893,540)	—

Net change in cash	(544,620)	(867,576)

Cash at beginning of period	585,241	1,452,817
Cash at end of period	$40,621	$585,241

Supplemental disclosure of non-cash financing activities:

Accretion for Class A ordinary shares to redemption value	$6,892,178	$2,901,000

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

The registration statement for the Company’s Initial Public Offering was declared effective on November 30, 2021. On December 3, 2021, the Company consummated the Initial Public Offering of 20,000,000 units (“Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), generating gross proceeds of $200,000,000, which is described in Note 4.

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

Transaction costs amounted to $14,183,689 consisting of $4,000,000 of underwriting fees, $8,650,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”)) and $533,689 of other offering costs related to the Initial Public Offering. Cash of $40,621 was held outside of the Trust Account on December 31, 2023 and was available for working capital purposes. As described in Note 7, the $8,650,000 deferred underwriting fees are payable upon the consummation of the Business Combination by May 16, 2024.

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

If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2023, the Company had cash of $40,621 and working capital deficit of $3,040,014.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the funds held outside the Trust Account, as well as access to funds pursuant to a commitment letter from the Sponsor and a working capital loan, are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum and articles of association. Management has determined that if the Company is unsuccessful in consummating an initial business combination by May 16, 2024, assuming the Company exercise seven one-month extensions as described in our amended and restated memorandum and articles of association, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. Additionally, management has determined that the Combination Period is less than one year from the date of the issuance of the financial statements. This, coupled with the current liquidity condition of the Company, raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.

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

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s quarterly financial statements as of June 30, 2024, the Company identified an error in its misapplication of accounting guidance related to amounts reported in certain previously issued financial statements related to the recording of convertible promissory notes. The Company had incorrectly marked the Company’s convertible promissory notes to fair value from the inception of the notes. The Company improperly elected the fair value option under Accounting Standards Codification No. 825 – Financial Instruments (“ASC 825”). The Company had recorded a gain on the issuance of the notes. However, the notes were with related parties and the gain should have been classified as an in substance capital contribution. This equity component precludes the use of the fair value option under ASC 825. In reassessing the notes, the Company determined that the notes should have been assessed for a bifurcated derivative under Accounting Standards Codification No. 815 – Derivatives and Hedging (“ASC 815”). The conversion features of the notes did result in de minimis bifurcated derivatives. As a result, management determined that the convertible promissory notes, and therefore total liabilities as well, was understated by $1,253,224 and the change in fair value of convertible notes account, and therefore net income as well, was overstated by $1,253,224 for the year ended December 31, 2023. Similarly, management determined that the convertible promissory notes Account was understated by $689,465 and the Change in fair value of convertible notes account was overstated by $689,465 for the quarter ended March 31, 2024. The Company has restated its March 31, 2024 Form 10-Q in the June 30, 2024 10-Q with the above changes included and included the historical adjustment to the accounts impacted in the tables below.

The following tables contain the restated financial information for the 2023 periods previously reported. The restatements do not have an impact on the Company’s cash position and investments held in the Trust Account established in connection with the Initial Public Offering. The financial information that has been previously filed or otherwise reported for this period should no longer be relied upon and is superseded by the information below in this Annual Report on Form 10-K/A.

	As Previously
	Reported	Adjustment	As Restated
Balance Sheet as of March 31, 2023 (unaudited)
Notes payable	$175,264	$124,736	$300,000
Total Current Liabilities	$672,372	$124,736	$797,108
Total Liabilities	$11,296,950	$124,736	$11,421,686
Accumulated Deficit	$(10,947,679)	$(124,736)	$(11,072,415)
Total Shareholders’ Deficit	$(10,947,104)	$(124,736)	$(11,071,840)

Balance Sheet as of June 30, 2023 (unaudited)
Notes payable	$857,193	$242,807	$1,100,000
Total Current Liabilities	$1,296,018	$242,807	$1,538,825
Total Liabilities	$13,469,537	$242,807	$13,712,344
Accumulated Deficit	$(13,248,199)	$(242,807)	$(13,491,006)
Total Shareholders’ Deficit	$(13,247,624)	$(242,807)	$(13,490,431)

Balance Sheet as of September 30, 2023 (unaudited)
Notes payable	$1,710,608	$464,392	$2,175,000
Total Current Liabilities	$2,067,036	$464,392	$2,531,428
Total Liabilities	$11,695,695	$464,392	$12,160,087
Accumulated Deficit	$(11,553,114)	$(464,392)	$(12,017,506)
Total Shareholders’ Deficit	$(11,552,539)	$(464,392)	$(12,016,931)

Balance Sheet as of December 31, 2023
Notes payable	$1,291,776	$1,253,224	$2,545,000
Total Current Liabilities	$1,836,963	$1,253,224	$3,090,187
Total Liabilities	$10,839,735	$1,253,224	$12,092,959
Accumulated Deficit	$(10,790,137)	$(1,253,224)	$(12,043,361)
Total Shareholders’ Deficit	$(10,789,562)	$(1,253,224)	$(12,042,786)

	As Previously
	Reported	Adjustment	As Restated
Statement of Operations for the three months ended, March 31, 2023 (unaudited)
Change in fair value of derivative liabilities	$(1,397,855)	$(124,736)	$(1,522,591)
Net income	320,881	(124,736)	196,145
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	0.01	(0.00)	0.01
Basic and diluted net income per Class B ordinary share	0.01	(0.00)	0.01

Statement of Operations for the three months ended, June 30, 2023 (unaudited)
Change in fair value of derivative liabilities	$(1,430,870)	$(118,071)	$(1,548,941)
Net income	(829,467)	(118,071)	(947,538)
Basic and diluted net loss per share, Class A ordinary shares subject to possible redemption	(0.06)	(0.01)	(0.07)
Basic and diluted net loss per Class B ordinary share	(0.06)	(0.01)	(0.07)

Statement of Operations for the six months ended, June 30, 2023 (unaudited)
Change in fair value of derivative liabilities	$(2,828,725)	$(242,807)	$(3,071,532)
Net income	(508,586)	(242,807)	(751,393)
Basic and diluted net loss per share, Class A ordinary shares subject to possible redemption	(0.03)	(0.01)	(0.04)
Basic and diluted net loss per Class B ordinary share	(0.03)	(0.01)	(0.04)

Statement of Operations for the three months ended, September 30, 2023 (unaudited)
Change in fair value of convertible notes	$221,585	$(221,585)	$—
Net income	3,320,729	(221,585)	3,099,144
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	0.25	(0.01)	0.24
Basic and diluted net income per Class B ordinary share	0.25	(0.01)	0.24

Statement of Operations for the nine months ended, September 30, 2023 (unaudited)
Change in fair value of convertible notes	$464,392	$(464,392)	$—
Net income	2,812,143	(464,392)	2,347,751
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	0.17	(0.03)	0.14
Basic and diluted net income per Class B ordinary share	0.17	(0.03)	0.14
Statement of Operations for the twelve months ended, December 31, 2023
Change in fair value of convertible notes	$1,253,224	$(1,253,224)	$—
Net income	4,699,050	(1,253,224)	3,445,826
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	0.31	(0.08)	0.23
Basic and diluted net income per Class B ordinary share	0.31	(0.08)	0.23

	As Previously
	Reported	Adjustment	As Restated
Statements of Cash Flows as of March 31, 2023 (unaudited)
Net income	$320,881	$(124,736)	$196,145
Loss (gain) on change in fair value of derivative liabilities	1,397,855	$124,736	$1,522,591

Statements of Cash Flows as of June 30, 2023 (unaudited)
Net income (loss)	$(508,586)	(242,807)	(751,393)
Loss (gain) on change in fair value of derivative liabilities	2,828,725	$242,807	$3,071,532

Statements of Cash Flows as of September 30, 2023 (unaudited)
Net income	$2,812,143	(464,392)	2,347,751
Loss (gain) on change in fair value of note payable	(464,392)	$464,392	$—

Statements of Cash Flows as of December 31, 2023
Net income	$4,699,050	(1,253,224)	3,445,826
Loss (gain) on change in fair value of note payable	(1,253,224)	$1,253,224	$—

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The following table reflects the calculation of basic and diluted net income per ordinary share.

	For the Year
	Ended December 31,	For the Year
	2023	Ended December 31,
	(As Restated)	2022
Class A Redeemable ordinary shares
Numerator: Allocation of net income, as adjusted	$2,137,528	$9,316,614
Denominator: Basic and diluted weighted average shares outstanding	9,394,487	23,000,000
Basic and diluted net income per Class A Redeemable Ordinary Share	$0.23	$0.41
Class B Non-redeemable ordinary shares
Numerator: Allocation of net income, as adjusted	$1,308,298	$2,329,154
Denominator: Basic and diluted weighted average shares outstanding	5,750,000	5,750,000
Basic and diluted net income per Class B Non-Redeemable Ordinary Shares	$0.23	$0.41

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

See Note 10 for additional information regarding liabilities measured at fair value.

Convertible Promissory Note

The Company accounts for its convertible promissory notes under ASC 470-20, Debt --Debt with Conversion and other Options (“ASC 470”). The notes are assessed under ASC 815 for any conversion features which may require bifurcation.

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

NOTE 4 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering and the underwriters’ exercise of the over-allotment option, the Company sold 23,000,000 Units at a purchase price of $10.00 per Unit generating gross proceeds to the Company in the total amount of $230,000,000, which includes the full exercise of the underwriter over-allotment option generating gross proceeds of $30,000,000 to the Company. Each Unit consists of one share of the Company’s Class A ordinary shares, par value $0.0001 per share (the “Class A common shares”), and one-half of one redeemable warrant of the Company (each whole warrant, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment. The Company will effect a distribution of a number of warrants equal to 5,750,000 warrants, which is one-fourth of 23,000,000 common shares issued on IPO, on a pro-rata basis only to holders of record of Class A ordinary shares issued in the Initial Public Offering (whether such shares were acquired during or after the Initial Public Offering) that remain outstanding after the Company redeem any Class A ordinary shares that the holders thereof have elected to redeem in connection with the Company’s initial business combination. Public shareholders who exercise their redemption rights are not entitled to receive any distribution of distributable redeemable warrants in respect of such redeemed public shares. The number of distributable redeemable warrants to be distributed in respect of each public share is contingent upon the aggregate number of public shares that are redeemed in connection with the Company’s initial business combination but in no event will be less than one-fourth of a distributable redeemable warrant per Class A ordinary share that is not redeemed. The contingent rights to receive distributable redeemable warrants will remain attached to the Class A ordinary shares, will not be separately transferable, assignable or salable, and will not be evidenced by any certificate or instrument. See Note 9.

NOTE 5 — PRIVATE PLACEMENTS

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

NOTE 6 — RELATED PARTY TRANSACTIONS

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

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

NOTE 8 — SHAREHOLDERS’ DEFICIT

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

NOTE 9 — WARRANTS LIABILITIES

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

NOTE 10 — FAIR VALUE MEASUREMENTS

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

Upon issuance, the Company used a Monte Carlo simulation model to value the Public Warrants. The Company utilized a modified Black-Scholes model to value the Private Placement Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one Class A ordinary share and one-half of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of Class B ordinary shares, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption (temporary equity) and Class B ordinary shares (permanent equity) based on their relative fair values at the initial measurement date. Upon issuance, the Public Warrants and the Private Placement Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term.

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

Fair Value
Measurement
Using Level 3
Inputs Total
Balance, December 31, 2021	$10,580,041
Transfer to Level 1	(5,198,000)
Change in fair value of private placement warrants	(5,143,954)
Balance, December 31, 2022	$238,087

Fair Value
Measurement
Using Level 3
Inputs Total
Balance, December 31, 2022	$238,087
Change in fair value of private placement warrants	(49,615)
Balance, December 31, 2023	$188,472

The key inputs into the Monte Carlo simulation model and the modified Black-Scholes model to value the private placement warrants were as follows:

	December 31, 2023		December 31, 2022
Share price	$11.08		$10.26
Exercise price	$11.50		$11.50
Risk-free interest rate	4.83%		4.68%
Expected life of warrants	5.48	years	5.64	years
Expected volatility of underlying shares	de minimis	%	4.1%
Dividend yield	0.00%		0%
Probability of business combination	50.00%		8.9%

As of December 31, 2023 and 2022, the derivative warrant liability was $352,772 and $451,987, respectively. In addition, for the year ended December 31, 2023 and 2022, the Company recorded a gain of $99,215 and $10,128,054 on the change in fair value of the derivative warrant liabilities on the statements of operations, respectively.

NOTE 11 — SUBSEQUENT EVENTS

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