Form 10-Q
period 2024-06-30
TLGY ACQUISITION CORP
filed 2024-08-20
CIK 1879814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 16, 2024, there were a total of 9,467,207 ordinary shares, comprising 3,717,207 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

TLGY ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

June 30, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TLGY ACQUISITION CORPORATION

BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current Assets:
Cash	$41,096	$40,621
Prepaid expenses	67,118	9,552
Total Current Assets	108,214	50,173

Cash and investments held in Trust Account	42,901,415	65,954,638

Total Assets	$43,009,629	$66,004,811

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$232,645	$525,076
Accrued offering costs	5,000	5,000
Advances from related party	—	111
Convertible promissory note payable - sponsor	2,870,000	2,235,000
Convertible promissory note payable – third party	—	310,000
Convertible promissory note payable – CPC	640,525	—
Due to related party	15,000	15,000
Total Current Liabilities	3,763,170	3,090,187

Derivative warrant liabilities	1,474,816	352,772
Deferred underwriting commission	865,000	8,650,000
Total Liabilities	6,102,986	12,092,959

COMMITMENTS AND CONTINGENCIES

Class A ordinary shares subject to possible redemption; 3,717,207 shares at redemption value of $11.54 at June 30, 2024 and 5,922,865 shares at redemption value of $11.13 at December 31, 2023)	42,901,415	65,954,638

Shareholders’ deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at June 30, 2024 and December 31, 2023	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, none issued or outstanding (excluding 3,717,207 and 5,922,865 shares subject to possible redemption as of June 30, 2024 and December 31, 2023, respectively) at June 30, 2024 and December 31, 2023	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 5,750,000 shares issued and outstanding at June 30, 2024 and December 31, 2023	575	575
Additional paid-in capital	—	—
Accumulated deficit	(5,995,347)	(12,043,361)
Total Shareholders’ Deficit	(5,994,772)	(12,042,786)
LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$43,009,629	$66,004,811

The accompanying notes are an integral part of these unaudited condensed financial statements.

TLGY ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Six Months
	Ended		Ended
	June 30,		June 30,
	2024	2023	2024	2023
EXPENSES
Administrative fee - related party	$15,000	$45,000	$60,000	$90,000
General and administrative	428,334	224,650	651,628	732,465
TOTAL EXPENSES	443,334	269,650	711,628	822,465

OTHER INCOME (LOSS)
Income earned on Cash and Investments held in Trust Account	663,042	871,053	1,527,236	3,142,604
Forgiveness of debt	608,665	—	608,776	—
Change in fair value of derivative liabilities	(817,066)	(1,548,941)	(1,122,044)	(3,071,532)
TOTAL OTHER INCOME (LOSS)	454,641	(677,888)	1,013,968	71,072

Net income (loss)	$11,307	$(947,538)	$302,340	$(751,393)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	4,105,015	7,318,182	5,013,940	12,083,375
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.00	$(0.07)	$0.03	$(0.04)

Weighted average number of shares of Class B ordinary shares outstanding, basic and diluted	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net income (loss) per Class B ordinary share	$0.00	$(0.07)	$0.03	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TLGY ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Class B		Additional
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	5,750,000	$575	$—	$(12,043,361)	$(12,042,786)

Current period remeasurement to redemption value	—	—	—	(1,194,194)	(1,194,194)

Net income	—	—	—	291,033	291,033
Balance as of March 31, 2024, as restated (unaudited)	5,750,000	575	—	(12,946,522)	(12,945,947)
Current period remeasurement to redemption value	—	—	—	(845,132)	(845,132)
Underwriter fee waiver	—	—	—	7,785,000	7,785,000
Net loss	—	—	—	11,307	11,307
Balance as of June 30, 2024 (unaudited)	5,750,000	$575	$—	$(5,995,347)	$(5,994,772)

	Class B		Additional
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	5,750,000	$575	$—	$(8,597,009)	$(8,596,434)

Current period remeasurement to redemption value	—	—	—	(2,671,551)	(2,671,551)
Net income	—	—	—	196,145	196,145
Balance as of March 31, 2023, as restated (unaudited)	5,750,000	575	—	(11,072,415)	(11,071,840)
Current period remeasurement to redemption value	—	—	—	(1,471,053)	(1,471,053)
Net loss	—	—	—	(947,538)	(947,538)
Balance as of June 30, 2023, as restated (unaudited)	5,750,000	$575	$—	$(13,491,006)	$(13,490,431)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TLGY ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2024	2023
Cash Flows From Operating Activities:
Net income (loss )	$302,340	$(751,393)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Income earned on cash and investments held in the Trust Account	(1,527,236)	(3,142,604)
Loss on change in fair value of derivative warrant liabilities	1,122,044	3,071,532
Forgiveness of debt	(608,776)	—
Changes in operating assets and liabilities:
Prepaid expenses	(57,566)	117,495
Changes in accrued offering costs	—	(15,000)
Accounts payable and accrued expenses	(158,766)	92,167
Net Cash Used In Operating Activities	(927,960)	(627,803)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(512,090)	(1,000,000)
Cash withdrawn from Trust Account	25,092,549	163,150,810
Net Cash Provided By Investing Activities	24,580,459	162,150,810

Cash Flows from Financing Activities:
Redemptions of Class A ordinary shares	(25,092,549)	(163,150,810)
Proceeds from promissory note – third party	165,000	—
Proceeds from convertible promissory note - CPC	640,525	—
Proceeds from convertible promissory note - related party	635,000	1,100,000
Net Cash Used In Financing Activities	(23,652,024)	(162,050,810)

Net change in cash	475	(527,803)

Cash at beginning of period	40,621	585,241
Cash at end of period	$41,096	$57,438

Supplemental disclosure of non-cash financing activities:

Partial waiver of deferred underwriting commission	$7,785,000	$—

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

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from May 21, 2021 (inception) through June 30, 2024 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, since the completion of our Initial Public Offering, searching for a target to consummate an initial business combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $14,183,689 consisting of $4,000,000 of underwriting fees, $8,650,000 of deferred underwriting fees payable (“Deferred Underwriting Fees”) (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”)) and $533,689 of other offering costs related to the Initial Public Offering. Cash of $41,096 was held outside of the Trust Account on June 30, 2024 and was available for working capital purposes. As described below, in May 2024, the Company entered into a certain waiver with Mizuho Securities USA LLC (“Mizuho Waiver”), pursuant to which Mizuho agreed to waive the Deferred Underwriting Fees and agreed to a forfeiture of all 300,300 Class B ordinary shares acquired by it at the time of, and deemed compensation for, the IPO. The Company believes that Mizuho was acting as a representative of all of the underwriters on the IPO, however, as a precautionary effort, the Company is in the process of obtaining a written confirmation from all other underwriters on the IPO, to confirm that the Deferred Underwriting Fees were waived under the Mizuho Waiver. The Company intends to receive this waiver during the third quarter of 2024. As of the date of this Quarterly Report, the forfeiture of the 300,300 Class B ordinary shares has not yet been completed.

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

If the Company has not completed a Business Combination by September 16, 2024 (or up to April 16, 2025 if the period of time to consummate a business combination is extended in accordance with the terms of the Amended and Restated Memorandum and Articles of Association) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Changes in Control of Registrant

On April 16, 2024, the Company, the Sponsor, TLGY Holdings LLC, which is the holding company of the Sponsor, CPC Sponsor Opportunities I, LP and CPC Sponsor Opportunities I (Parallel), LP (CPC Sponsor Opportunities I, LP and CPC Sponsor Opportunities I (Parallel), LP, together, the “CPC Funds”), the CPC Funds being current stakeholders of economic interests in the Sponsor, entered into a securities transfer agreement (“Securities Transfer Agreement”), pursuant to which, at a closing on June 19, 2024 (the “Closing”), CPC Funds, for an aggregate purchase price of $1.00 (the “Purchase Price”), (i) purchased 3,542,305 Class B ordinary shares of the Company (the “Founder Shares”) from the Sponsor, certain investors who held the Founder Shares, and three present or previous independent directors of the Company, and (ii) purchased 3,940,825 warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share (“Private Placement Warrants”) from the Sponsor (the “Securities Transfer Transaction”).

Following the completion of the Securities Transfer Transaction, CPC Funds held and controlled 4,126,215 Founder Shares and 3,940,825 Private Placement Warrants, which represents approximately 45.0% of the issued and outstanding ordinary shares of the Company, assuming the cancellation of 300,300 Class B ordinary shares held by Mizuho Securities USA LLC as required by the Securities Transfer Agreement, and as such the CPC Funds are able to control the election of the Company’s board of directors, and ultimately, the direction of the Company until its initial business combination, if any.

On June 19, 2024, in connection with the Securities Transfer Transaction, the Company and the Sponsor entered into a letter agreement (the “Termination Letter”) terminating the administrative services agreement (the “Administrative Services Agreement”), dated November 30, 2021, by and between the Company and the Sponsor. Pursuant to the Termination Letter, the Company and the Sponsor agreed to irrevocably release, waive, and forever discharge the Company and its successors or assigns, the Sponsor and its members, directors, advisors, officers and its holding company, from any and all actions, compensations, fees and expenses, obligations and claims of all types and nature, including all sums that may be or have been accrued or outstanding, arising from or in connection with the Administrative Services Agreement.

On June 20, 2024, in connection with the Securities Transfer Transaction, the Company and CPC Funds entered into a joinder to a certain letter agreement, dated November 30, 2021 (the “Letter Agreement Joinder”) and a joinder to a certain registration rights agreement, dated November 30, 2021 (the “Registration Rights Agreement”). In addition, on June 21, 2024, the Company entered into an agreement (the “CPC Funds Indemnification Agreement”) to indemnify CPC Funds and their affiliates (each, a “Indemnitee”) from any claims made by the Company or a third party in respect of any investment opportunities sourced by an Indemnitee, any liability arising with respect to an Indemnitee’s activities in connection with the Company’s affairs, and that are provided without a separate written agreement between the Company and any Indemnitee. Such indemnity will provide that the Indemnitees cannot access the funds held in the Company’s trust account.

On June 20, 2024, in connection with the Closing of the Securities Transfer Transaction, Jin-Goon Kim resigned as the CEO and the interim CFO of the Company, and remained as the chairman of Board of the Company. Vikas Desai was appointed as the CEO and a director of the Company, and Merrick Friedman was appointed as the CFO of the Company. Enrique Klix was appointed as an independent director of the Company, and Young Cho was appointed as an independent director of the Company.

Change in Auditor

On June 27, 2024, the Company dismissed Marcum Asia CPAs LLP (“Marcum Asia”) as its independent registered public accounting firm to audit the Company’s financial statements, to be effective immediately. The dismissal of Marcum Asia was approved by the Audit Committee of the Company’s Board of Directors (the “Audit Committee”). On June 28, 2024, the Company engaged WithumSmith+Brown, PC (“Withum”) as its new independent registered public accounting firm. The engagement of Withum was approved by Audit Committee.

Liquidity, Capital Resources, and Going Concern

As of June 30, 2024, the Company had cash of approximately $41,096 and a working capital deficit of $3,654,956.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management is satisfied that Sponsor has committed, but not obliged, to provide fund in form of working capital loan for the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum and articles of association, though no assurance can be provided that such additional capital will ultimately be available. Management has determined that if the Company is unsuccessful in consummating an initial business combination by September 16, 2024 (or up to April 16, 2025 if the period of time to consummate a business combination is extended in accordance with the terms of the Amended and Restated Memorandum and Articles of Association), the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raise substantial doubt about the ability to continue as a going concern. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. Additionally, management has determined that the Combination Period is less than one year from the date of the issuance of the financial statements. This, coupled with the current liquidity condition of the Company, raises substantial doubt about the Company’s ability to continue as a going concern. As a result, this factor raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s quarterly financial statements as of June 30, 2024, the Company identified an error in its misapplication of accounting guidance related to amounts reported in certain previously issued financial statements related to the recording of convertible promissory notes.  The Company had incorrectly marked the Company’s convertible promissory notes to fair value from the inception of the notes. The Company improperly elected the fair value option under Accounting Standards Codification No. 825 – Financial Instruments (“ASC 825 the Company had recorded a gain on the issuance of the notes.  However, the notes were with related parties and the gain should have been classified as an in substance capital contribution.  This equity component precludes the use of the fair value option under ASC 825.. In reassessing the notes\, the Company determined that the notes should have been assessed for a bifurcated derivative under Accounting Standards Codification No. 815 – Derivatives and Hedging (“ASC 815”).  The conversion features of the notes did result in de minimis bifurcated derivatives.  . As a result, management determined that the notes payable account, and therefore total liabilities as well, was understated by $1,253,224 and the change in fair value of convertible notes account, and therefore net income as well, was overstated by $1,253,224 for the year ended December 31, 2023. Similarly, management determined that the Notes Payable Account was understated by $689,465 and the Change in fair value of convertible notes account was overstated by $689,465 for the quarter ended March 31, 2024. The Company has restated its Form 10-K with the above changes included and included the historical adjustment to the accounts impacted in the tables below.

The following tables contain the restated financial information for the 2024 period previously reported. The restatements do not have an impact on the Company’s cash position and investments held in the Trust Account established in connection with the Initial Public Offering. The Company has amended its previously filed Annual Report on Form 10-K/A for the year ended December 31, 2023. The financial information that has been previously filed or otherwise reported for this period should no longer be relied upon and is superseded by the information below in this Quarterly Report on Form 10-Q.

	As Previously
	Reported	Adjustment	As Restated
Balance Sheet as of March 31, 2024 (unaudited)
Notes payable	$802,311	$1,942,689	$2,745,000
Total Current Liabilities	$1,765,241	$1,942,689	$3,707,930
Total Liabilities	$11,072,991	$1,942,689	$13,015,680
Accumulated Deficit	$(11,003,833)	$(1,942,689)	$(12,946,522)
Total Shareholders’ Deficit	$(11,003,258)	$(1,942,689)	$(12,945,947)

	As Previously
	Reported	Adjustment	As Restated
Statement of Operations as of March 31, 2024 (unaudited)
Change in fair value of convertible notes	$689,465	$(689,465)	$—
Net income	$980,498	$(689,465)	$291,033
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.08	$(0.06)	$0.02
Basic and diluted net income per Class B ordinary share	$0.08	$(0.06)	$0.02

	As Previously
	Reported	Adjustment	As Restated
Statements of Cash Flows as of March 31, 2024 (unaudited)
Net income	$980,498	$(689,465)	$291,033
Loss (gain) on change in fair value of note payable	$(689,465)	$689,465	$—

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the accompanying unaudited condensed financial statements do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s December 31, 2023 Annual Report on Form 10-K, as filed with the SEC on March 26, 2024. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2024 and December 31, 2023, the Company had cash of $41,096 and $40,621, respectively held outside the Trust Account. The Company did not have any cash equivalents at June 30, 2024 and December 31, 2023.

Cash and investments held in Trust Account

At June 30, 2024 and December 31, 2023, the Company had $42.9 million and $66.0 million in investments held in the Trust Account, respectively. The Company’s portfolio of investments held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs associated with warrant liabilities are expensed as incurred. Offering costs associated with the Units were allocated between temporary equity and the Public Warrants by the relative fair value method. Offering costs of $534,172 consisted principally of costs incurred in connection with preparation for the Initial Public Offering. These offering costs, together with the underwriter fees of $12,650,000 (or $4,000,000 paid in cash upon the closing of the Initial Public Offering and a deferred fee of $8,650,000 (“Deferred Underwriting Fees”)), were allocated between temporary equity, the Public Warrants and the Private Warrants in a relative fair value method upon completion of the Initial Public Offering. Of these costs, $442,567 were allocated to the Public Warrants and to the Private Placement Warrants and are charged to the statements of operations. In addition, the Company recorded the fair value of $999,517 (net of consideration) for an aggregate of 300,300 Class B shares transferred to Mizuho Securities USA LLC (“Mizuho”), the representative of the underwriters and 15,000 Class B shares transferred to Centaury Management Ltd., an investor in the Sponsor, each transferred upon the closing of the Initial Public Offering. As described below, in May 2024, the Company entered into a certain waiver with Mizuho Securities USA LLC (“Mizuho Waiver”), pursuant to which Mizuho agreed to waive the Deferred Underwriting Fees and agreed to a forfeiture of all 300,300 Class B ordinary shares acquired by it at the time of, and deemed compensation for, the IPO. The Company believes that Mizuho was acting as a representative of all of the underwriters on the IPO, however, as a precautionary effort, the Company is in the process of obtaining a written confirmation from all other underwriters on the IPO, to confirm that the Deferred Underwriting Fees were waived under the Mizuho Waiver. The Company intends to receive this waiver during the third quarter of 2024. As of the date of this Quarterly Report, the forfeiture of the 300,300 Class B ordinary shares has not yet been completed.

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2024 and December 31, 2023, the 3,717,207 and 5,922,865 Class A ordinary shares, subject to possible redemption in the amount of $42,901,415 and $65,954,638 at redemption value per Public Share are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. During the six months ended June 30, 2024 and 2023, the Company recorded a measurement adjustment of $2,039,326 and $4,142,604, respectively, to increase to redemption value.

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

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As of June 30, 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and subsequently share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share.

	For the Three Months	For the Three Months
	Ended June 30,	Ended June 30,
	2024	2023
		(Restated)
Class A Redeemable ordinary shares
Numerator: Allocation of net income (loss), as adjusted	$4,710	$(530,621)
Denominator: Basic and diluted weighted average shares outstanding	4,105,015	7,318,182
Basic and diluted net income (loss) per Class A Ordinary Shares	$0.00	$(0.07)

Class B Non-redeemable ordinary shares (1)
Numerator: Allocation of net income (loss), as adjusted	$6,597	$(416,917)
Denominator: Basic and diluted weighted average shares outstanding	5,750,000	5,750,000
Basic and diluted net income (loss) per Class B Ordinary Shares	$0.00	$(0.07)

	For the Six Months	For the Six Months
	Ended June 30,	Ended June 30,
	2024	2023
Class A Redeemable ordinary shares
Numerator: Allocation of net income (loss), as adjusted	$140,833	$(509,122)
Denominator: Basic and diluted weighted average shares outstanding	5,013,940	12,083,375
Basic and diluted net income (loss) per Class A Ordinary Shares	$0.03	$(0.04)

Class B Non-redeemable ordinary shares
Numerator: Allocation of net income (loss), as adjusted	$161,507	$(242,271)
Denominator: Basic and diluted weighted average shares outstanding	5,750,000	5,750,000
Basic and diluted net income (loss) per Class B Ordinary Shares	$0.03	$(0.04)

(1) In May 2024, the Company entered into a certain waiver with Mizuho Securities USA LLC (“Mizuho”), one of the underwriters of the Company’s Initial Public Offering, pursuant to which Mizuho agreed to a forfeiture of all 300,300 Class B ordinary shares acquired by it at the time of, and deemed compensation for, the IPO. As of the date of this Quarterly Report, the forfeiture of the 300,300 Class B ordinary shares has not yet been completed.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. Any loss incurred or lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

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

Warrant Liabilities

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging” whereby under that provision, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjusts the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations. Upon issuance and as of December 31, 2021, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. As of June 30, 2024, the quoted market price is used as the fair value as of each relevant date for valuing the Public Warrants. The Private Placement Warrants are valued using a modified Black-Scholes model. The Company’s valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

Recent Accounting Standards

In June 2016, the Financial Accounting Standards Bureau (“FASB”) issued Accounting Standards Update 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

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

As described in Note 1, pursuant to the Securities Transfer Agreement and at a closing on June 19, 2024, CPC Funds (i) purchased 3,542,305 Founder Shares from the Sponsor, certain investors who held the Founder Shares, and three present or previous independent directors of the Company, and (ii) purchased 3,940,825 Private Placement Warrants from the Sponsor. Following the completion of the Securities Transfer Transaction, CPC Funds held and controlled 4,126,215 Founder Shares and 3,940,825 Private Placement Warrants.

General and Administrative Services

Commencing on November 30, 2021, the Company has agreed to pay the Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. On June 19, 2024, the Company and its Sponsor entered into a letter agreement (the “Termination Letter”) terminating the Administrative Services Agreement, dated November 30, 2021, by and between the Company and the Sponsor. Pursuant to the Termination Letter, the Company and the Sponsor agreed to irrevocably release, waive, and forever discharge the Company and its successors or assigns, the Sponsor and its members, directors, advisors, officers and its holding company, from any and all actions, compensations, fees and expenses, obligations and claims of all types and nature, including all sums that may be or have been accrued or outstanding, arising from or in connection with the Administrative Services Agreement. During the six months ended June 30, 2024 and 2023, the Company incurred $60,000 and $90,000, respectively, pursuant to the administrative services agreement. As of June 30, 2024 and December 31, 2023, there was $15,000 due to related party in connection with the administrative service agreement.

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

On each of April 24, 2023 (the “2023 April Promissory Note”) and August 10, 2023 (the “2023 August Promissory Note”), the Company issued an unsecured working capital promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $250,000 and $500,000, respectively. Both of these two promissory notes were non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Initial Public Offering (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and article of association), or (ii) the date on which the Company consummates a Business Combination, subject to the terms of the Merger Agreement between the Company and Verde. The Merger Agreement was terminated in March 2024.

On May 1, 2024, the Company issued an unsecured working capital promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $500,000 (the “2024 May Working Capital Promissory Note”). This 2024 May Working Capital Promissory Notes is non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s initial public offering (the “IPO”) (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and article of association), or (ii) the date on which the Company consummates an initial business combination (the “Maturity Date”).

As of June 30, 2024 and December 31, 2023, there was $1,956,525 and $725,000 respectively, outstanding of the working capital loans. As of June 30, 2024, CPC Sponsor Opportunities provided the Company an aggregated $461,525 of funding loans.

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

As of June 30, 2024, $475,000 was deposited as Company Extension Loan into the Trust Account by Verde (as defined above) pursuant to the Merger Agreement (as defined above), whereunder Verde agreed to finance the extension of the Company’s Termination Date not exceeding $100,000 per month. The Company Extension Loans are evidence by promissory notes. Verde may elect to convert all (but not less than all) of the principal balance of the promissory notes, upon consummation of an initial business combination by the Company with Verde and prior to the Company’s first payment of all or any portion of the principal balance of the promissory note in cash, at Verde’s option. As a result of the Termination Agreement entered into on March 18, 2024, the conversion options on Verde’s extension loans were terminated. Therefore, the entirety of the amount loaned by Verde was reclassed as a third-party promissory note and is appropriately classified as such on the accompanying condensed balance sheet. On May 4, 2024, Verde entered into a mutual release agreement with the Company, Merger Sub and the Sponsor, pursuant to which, a mutual release, waiver and discharge was agreed in respect of all claims and obligations arising out of or relating to the Termination, the Merger Agreement and all ancillary agreements and that all payments made by Verde for extending the period of time to consummate a business combination by the Company shall not be repayable by the Company to Verde and all promissory notes issued by the Company to Verde shall be deemed to have been voided and cancelled. Solely in the event of a consummation by the Company of its initial business combination, the Company shall pay Verde a sum of $83,125, as full and final payment.

On April 18, 2024, in order to deposit the monthly extension payment to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from April 17, 2024 to May 16, 2024, the Company issued unsecured promissory notes to each of the Sponsor, CPC Sponsor Opportunities I, LP and CPC Sponsor Opportunities I (Parallel), LP (the “2024 April Extension Promissory Notes”), pursuant to which the Company was provided $20,000, $21,800 and $18,200, respectively. These 2024 April Extension Promissory Notes were non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s Initial Public Offering (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and article of association), or (ii) the date on which the Company consummates an initial business combination.

On May 18, 2024, in order to deposit the monthly extension payment to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from May 17, 2024 to June 16, 2024, the Company issued unsecured promissory notes to each of CPC Sponsor Opportunities I, LP and CPC Sponsor Opportunities I (Parallel), LP (the “2024 May Extension Promissory Notes”), pursuant to which the Company was provided $32,700 and $27,300, respectively. These 2024 May Extension Promissory Notes were non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s Initial Public Offering (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and article of association), or (ii) the date on which the Company consummates an initial business combination.

On June 16, 2024, in order to deposit the monthly extension payment to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from June 17, 2024 to July 16, 2024, the Company issued unsecured promissory notes to each of CPC Sponsor Opportunities I, LP and CPC Sponsor Opportunities I (Parallel), LP (the “2024 June Extension Promissory Notes”), pursuant to which the Company were provided $32,700 and $27,300, respectively. These 2024 June Extension Promissory Notes was non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s Initial Public Offering (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and article of association), or (ii) the date on which the Company consummates an initial business combination.

As of June 30, 2024 and December 31, 2023, the Company had $1,554,000 and $1,510,000 outstanding balance under the extension loans. As of June 30, 2024, CPC Sponsor Opportunities provided the Company an aggregated $179,000 of funding loans.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans or Extension Loans (and any shares of ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans or Extension Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.

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

In May 2024, the Company entered into a certain waiver with Mizuho Securities USA LLC (“Mizuho Waiver”), pursuant to which Mizuho agreed to waive the Deferred Underwriting Fees and agreed to a forfeiture of all 300,300 Class B ordinary shares acquired by it at the time of, and deemed compensation for, the IPO. The Company believes that Mizuho was acting as a representative of all of the underwriters on the IPO, however, as a precautionary effort, the Company is in the process of obtaining a written confirmation from all other underwriters on the IPO, to confirm that the Deferred Underwriting Fees were waived under the Mizuho Waiver. The Company intends to receive this waiver during the third quarter of 2024. As of the date of this Quarterly Report, the forfeiture of the 300,300 Class B ordinary shares has not yet been completed.

Legal Fees

The Company has an agreement in place whereby if its prior legal counsel for the Company’s IPO assists in the initial business combination, payment of their charges plus a success premium to be agreed is contingent on a successful de-SPAC closing or recovery under certain cost coverage provisions in the merger agreement. In accordance with ASC 805, Business Combinations, this fee will not be recorded until Business Combination is consummated.

On May 2, 2024, the Company entered into a waiver with its prior legal counsel for the Company’s IPO, pursuant to which its prior legal counsel agreed to a waiver for IPO of all fees and payment under and pursuant to their engagement. Solely in the event of a consummation by the Company of its initial business combination, the Company shall pay the legal counsel for the Company’s IPO a sum of $130,000, as full and final payment.

NOTE 8 — SHAREHOLDERS’ DEFICIT

Preference Shares —The Company is authorized to issue 5,000,000 shares of preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares —The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2024 and December 31, 2023, there were 3,717,207 shares and 5,922,865 respectively, of Class A ordinary shares issued and outstanding, respectively, including 3,717,207 and 5,922,865 shares of Class A ordinary shares subject to possible redemption. The IPO Units include a contingent right (See Note 4).

Class B Ordinary Shares —The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. On November 30, 2021, the Company effected a further issuance of Founder Shares, resulting in the Sponsor holding an aggregate of 5,750,000 Founder Shares. As of June 30, 2024 and December 31, 2023, there were 5,750,000 shares of Class B ordinary shares issued and outstanding. In May 2024, the Company entered into a certain waiver with Mizuho Securities USA LLC (“Mizuho”), one of the underwriters of the Company’s Initial Public Offering, pursuant to which Mizuho agreed to a forfeiture of all 300,300 Class B ordinary shares acquired by it at the time of, and deemed compensation for, the IPO. As of the date of this Quarterly Report, the forfeiture of the 300,300 Class B ordinary shares has not yet been completed.

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

Redemption of Warrants When the Price per Share of Class A Ordinary Share Equals or Exceeds $10.00— Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;
●	at a price of $0.10 per warrant provided that the holder will be able to exercise their warrants on cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Class A ordinary shares;
●	upon a minimum of 30 days’ prior written notice of redemption;
●	if, and only if, the last reported sale price of the Class A ordinary share equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganization, recapitalizations and the like) for any 10 trading days within a 20- trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. As of June 30, 2024 and December 31, 2023, the derivative warrant liability was $1,474,816 and $352,772, respectively.

NOTE 10 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value at June 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,		December 31,
Description	Level	2024	Level	2023
Assets:
Cash and investments held in Trust Account	1	$42,901,415	1	$65,954,638

Liabilities:
Warrant liability – Private Placement Warrants	3	729,616	3	188,472
Warrant liability – Public Warrants	1	745,200	1	164,300

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

The subsequent measurements as of June 30, 2024 of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the publicly traded closing price of the Public Warrants of $11.50 per warrant, was used as the fair value as of the relevant date. The terms of the Private Placement Warrants are analogous to the Public Warrants with the exception that they are not redeemable. As such, these warrants were valued using a modified Black-Scholes model.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2024:

Fair Value
Measurement
Using Level 3
Inputs Total
Balance, December 31, 2023	$188,472
Change in fair value of derivative warrant liabilities	541,144
Balance, June 30, 2024	$729,616

The key inputs into the Monte Carlo simulation model and the modified Black-Scholes model to value the derivative warrant liabilities were as follows:

	June 30, 2024		December 31, 2023
Share price	$11.45		$11.08
Exercise price	$11.50		$11.50
Risk-free interest rate	4.85%		4.83%
Expected life of warrants	1.62	years	5.48	years
Expected volatility of underlying shares	de minimis	%	de minimis	%
Dividend yield	0.00%		0.00%
Probability of business combination	75.00%		50.00%

As of June 30, 2024 and December 31, 2023, the derivative warrant liability was $1,474,816 and $352,772, respectively. In addition, for the three months ended June 30, 2024, the Company recorded a loss on the change in fair value of the derivative warrant liabilities on the statements of operations of $817,066 and $1,548,941, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded a loss on the change in fair value of the derivative warrant liabilities on the statements of operations of $1,122,044 and $3,071,532, respectively.

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to August 16, 2024, the date that the financial statements were available to be issued. Based upon this review, except as noted below and as disclosed as current reports under various Form 8-K filed with the SEC, the Company did not identify any other subsequent events that would have required adjustment to or disclosure in the financial statements.

Promissory Notes

On July 5, 2024, the Company issued unsecured working capital promissory notes to each of CPC Sponsor Opportunities I, LP and CPC Sponsor Opportunities I (Parallel), LP (each a “Lender”), pursuant to which the Company may borrow up to an aggregate principal amount of $545,000 and $455,000, respectively (the “2024 July Working Capital Promissory Notes,” and each a “2024 July Working Capital Promissory Note”). Both 2024 July Working Capital Promissory Notes are non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s initial public offering (the “IPO”) (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and article of association), or (ii) the date on which the Company consummates an initial business combination (the “Maturity Date”). The principal balance of the 2024 July Working Capital Promissory Notes may be prepaid at any time by the Lenders at their election and without penalty.

At the Lender’s option, upon consummation of an initial business combination and prior to the Company’s first payment of all or any portion of the unpaid principal balance of the Note in cash, the Lender may elect to convert all (but not less than all) of the unpaid principal balance of the Note into that number of warrants to purchase Class A ordinary shares of the Company (the “Working Capital Warrants”), equal to: (x) the unpaid principal amount of the Note being converted, divided by (y) $1.00, rounded up to the nearest whole number of warrants. The Working Capital Warrants shall be identical to the warrants issued by the Company in the private placement that occurred upon consummation of the IPO. The Working Capital Warrants and their underlying securities are entitled to customary registration rights.

Upon the occurrence of an Event of Default (defined below), the Lender may, by written notice to the Company, declare the Note to be due immediately and payable with respect to the unpaid principal amount of the Note, and all other amounts payable thereunder. An “Event of Default” means (i) failure by the Company to pay the principal amount due pursuant to the Note within five (5) business days of the Maturity Date, (ii) voluntary bankruptcy, or (iii) involuntary bankruptcy. Upon the occurrence of an Event of Default specified in clauses (ii) and (iii) above, the balance of the Note and all other sums payable with regard to the Note, shall automatically and immediately become due and payable, in all cases without any action on the part of the Lender.

On July 15, 2024, in order to deposit the monthly extension payment to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from July 17, 2024 to August 16, 2024 the Company issued unsecured promissory notes to each of CPC Sponsor Opportunities I, LP and CPC Sponsor Opportunities I (Parallel), LP (the “2024 July Extension Promissory Notes”), pursuant to which the Company was provided $32,700 and $27,300, respectively. These 2024 July Extension Promissory Notes was non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s initial public offering (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and article of association), or (ii) the date on which the Company consummates an initial business combination.

On July 16, 2024, CPC Sponsor Opportunities I, LP and CPC Sponsor Opportunities I (Parallel), LP provided the Company $60,000, which is covered by the 2024 July Promissory Notes (defined below).

Extensions to Complete the Initial Business Combination

On July 15, 2024, the Company notified Continental Stock Transfer & Trust Company of its intention to extend the period of time that the Company has to complete its initial business combination (the “Termination Date”) by an additional month for the period from July 17, 2024 to August 16, 2024, subject to our sponsor or its affiliates or designees depositing $60,000 (the “Extension Deposit”) into the trust account.

On July 16, 2024, the Sponsor or its affiliates or designees deposited the Extension Payment into the trust account and as a result the Termination Date was extended by one month until August 16, 2024.

On August 12, 2024, the Company notified Continental Stock Transfer & Trust Company of its intention to extend the period of time that the Company has to complete its initial business combination (the “Termination Date”) by an additional month for the period from August 17, 2024 to September 16, 2024, subject to our sponsor or its affiliates or designees depositing $60,000 (the “Extension Deposit”) into the trust account.

On August 12, 2024, the Sponsor or its affiliates or designees deposited the Extension Payment into the trust account and as a result the Termination Date was extended by one month until September 16, 2024.

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

Nasdaq Delisting Notice Update

As previously disclosed, on October 9, 2023, the Company received a written notice from the Listing Qualifications Department of The Nasdaq Global Market (“Nasdaq”) indicating that the Company was not currently in compliance with Listing Rule 5450(a)(2) of the Nasdaq Stock Market LLC Rules (the “Listing Rules”), which requires the Company to maintain a minimum of 400 total shareholders on a continuous basis (the “Minimum Total Holders Rule”). The Company had until April 8, 2024 (the “Extension Period”) to regain compliance with the Listing Rules. On May 1, 2024, the Company received a notice (the “Notice”) from Nasdaq indicating that the Company did not regain compliance with the Minimum Total Holders Rule during the Extension Period. On June 5, 2024, the Company submitted a transfer application to transfer its listing of securities from The Nasdaq Global Market to The Nasdaq Capital Market. On June 26, 2024, the Company had received notice from the Staff of Nasdaq approving the Company’s application to transfer the listing of its securities from The Nasdaq Global Market to The Nasdaq Capital Market. The Company’s securities were transferred to The Nasdaq Capital Market at the open of business on June 28, 2024.

Extensions to Complete the Initial Business Combination

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

Changes in Control of Registrant

On April 16, 2024, the Company, the Sponsor, TLGY Holdings LLC, which is the holding company of the Sponsor, CPC Sponsor Opportunities I, LP and CPC Sponsor Opportunities I (Parallel), LP (CPC Sponsor Opportunities I, LP and CPC Sponsor Opportunities I (Parallel), LP, together, the “CPC Funds”), the CPC Funds being current stakeholders of economic interests in the Sponsor, entered into a securities transfer agreement (“Securities Transfer Agreement”), pursuant to which, at a closing on June 19, 2024 (the “Closing”), CPC Funds, for an aggregate purchase price of $1.00 (the “Purchase Price”), (i) purchased 3,542,305 Class B ordinary shares of the Company (the “Founder Shares”) from the Sponsor, certain investors who held the Founder Shares, and three present or previous independent directors of the Company, and (ii) purchased 3,940,825 warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share (“Private Placement Warrants”) from the Sponsor (the “Securities Transfer Transaction”).

Following the completion of the Securities Transfer Transaction, CPC Funds held and controlled 4,126,215 Founder Shares and 3,940,825 Private Placement Warrants, which represents approximately 45.0% of the issued and outstanding ordinary shares of the Company, assuming the cancellation of 300,300 Class B ordinary shares held by Mizuho Securities USA LLC as required by the Securities Transfer Agreement, and as such the CPC Funds are able to control the election of the Company’s board of directors, and ultimately, the direction of the Company until its initial business combination, if any.

On June 19, 2024, in connection with the Securities Transfer Transaction, the Company and the Sponsor entered into a letter agreement (the “Termination Letter”) terminating the administrative services agreement (the “Administrative Services Agreement”), dated November 30, 2021, by and between the Company and the Sponsor. Pursuant to the Termination Letter, the Company and the Sponsor agreed to irrevocably release, waive, and forever discharge the Company and its successors or assigns, the Sponsor and its members, directors, advisors, officers and its holding company, from any and all actions, compensations, fees and expenses, obligations and claims of all types and nature, including all sums that may be or have been accrued or outstanding, arising from or in connection with the Administrative Services Agreement.

On June 20, 2024, in connection with the Securities Transfer Transaction, the Company and CPC Funds entered into a joinder to a certain letter agreement, dated November 30, 2021 (the “Letter Agreement Joinder”) and a joinder to a certain registration rights agreement, dated November 30, 2021 (the “Registration Rights Agreement”). In addition, on June 21, 2024, the Company entered into an agreement (the “CPC Funds Indemnification Agreement”) to indemnify CPC Funds and their affiliates (each, a “Indemnitee”) from any claims made by the Company or a third party in respect of any investment opportunities sourced by an Indemnitee, any liability arising with respect to an Indemnitee’s activities in connection with the Company’s affairs, and that are provided without a separate written agreement between the Company and any Indemnitee. Such indemnity will provide that the Indemnitees cannot access the funds held in the Company’s trust account.

On June 20, 2024, in connection with the Closing of the Securities Transfer Transaction, Jin-Goon Kim resigned as the CEO and the interim CFO of the Company, and remained as the chairman of Board of the Company. Vikas Desai was appointed as the CEO and a director of the Company, and Merrick Friedman was appointed as the CFO of the Company. Enrique Klix was appointed as an independent director of the Company, and Young Cho was appointed as an independent director of the Company.

Change in Auditor

On June 27, 2024, the Company dismissed Marcum Asia CPAs LLP (“Marcum Asia”) as its independent registered public accounting firm to audit the Company’s financial statements, to be effective immediately. The dismissal of Marcum Asia was approved by the Audit Committee of the Company’s Board of Directors (the “Audit Committee”). On June 28, 2024, the Company engaged WithumSmith+Brown, PC (“Withum”) as its new independent registered public accounting firm. The engagement of Withum was approved by Audit Committee.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2024 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, since the completion of our Initial Public Offering, searching for a target to consummate an initial business combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2024, we had net income of $11,307 which was primarily due to the interest income on funds held in Trust of $663,042 and forgiveness of debt of $608,665, partially offset by a loss in fair value of the derivative liabilities of $817,066, administration fees – related party of $15,000, and general and administrative costs of $428,334.

For the three months ended June 30, 2023, we had net loss of $947,538 which was primarily due to a loss in fair value of the derivative liabilities of $1,548,941 and general and administrative costs of $269,650, partially offset by interest income on funds held in Trust of $871,053.

For the six months ended June 30, 2024, we had net income $302,340 which was primarily due to the interest income on funds held in Trust of $1,527,236 and forgiveness of debt of $608,776 partially offset by a loss in fair value of the derivative liabilities of $1,122,044, administration fees – related party of $60,000, and general and administrative costs of $651,628.

For the six months ended June 30, 2023, we had net loss of $751,393, which was primarily due to a loss in fair value of the derivative liabilities of $3,071,532 and general and administrative expenses of $822,465, partially offset by interest income on funds held in Trust of $3,142,604.

Liquidity and Capital Resources

On December 3, 2021, we consummated our IPO of 20,000,000 units at a price of $10.00 per unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of our IPO, we consummated the sale of 10,659,500 private placement warrants to our sponsor at a price of $1.00 per private placement warrant generating gross proceeds of $10,659,500.

On December 8, 2021, we consummated the closing of the sale of an additional 3,000,000 Option Units at $10.00 per Option Unit, pursuant to the full exercise of over-allotment option by the underwriters of our IPO, generating gross proceeds of $30,000,000. We also consummated the closing of the sale of an additional 600,000 private placement warrants at $1.00 per private placement warrant (“Additional Private Placement Warrants”) to our sponsor, generating gross proceeds of $600,000. An aggregate of $234,600,000 of the proceeds from our IPO (including the Option Units) and the private placement with our sponsor (including the Additional Private Placement Warrants) was placed in the trust account. We incurred $14,183,689 in transaction costs, including $4,000,000 of underwriting fees paid at our IPO, $8,650,000 of deferred underwriting fees (the “Deferred Underwriting Fees”) and $1,533,689 of offering expenses. In May 2024, we entered into a certain waiver with Mizuho Securities USA LLC (“Mizuho Waiver”), pursuant to which Mizuho agreed to waive the Deferred Underwriting Fees and agreed to a forfeiture of all 300,300 Class B ordinary shares acquired by it at the time of, and deemed compensation for, the IPO. We believe that Mizuho was acting as a representative of all of the underwriters on the IPO, however, as a precautionary effort, we are in the process of obtaining a written confirmation from all other underwriters on the IPO, to confirm that the Deferred Underwriting Fees were waived under the Mizuho Waiver. We intend to receive this waiver during the third quarter of 2024. As of the date of this Quarterly Report, the forfeiture of the 300,300 Class B ordinary shares has not yet been completed.

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

As of June 30, 2024, we had cash and investments held in the trust account of $42,901,415. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (excluding deferred underwriting commissions), to complete our initial business combination. We may withdraw interest to pay our taxes, if any. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2024, we had cash held outside the trust account of $41,096. We intend to use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

As of June 30, 2024, the Company had cash of $41,096 and a working capital deficit of $3,654,956.

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

Off-balance Sheet Arrangements; Commitments and Contractual Obligations

As of June 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein.

Contractual Obligations

Registration Rights

The holders of the founder shares, private placement warrants and any warrants that may be issued upon conversion of the working capital loans and loans made to extend our time period for consummating an initial business combination (and in each case holders of their component securities, as applicable) will have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement signed on November 30, 2021, as supplemented by a joinder to the registration rights agreement on June 20, 2024, requiring us to register such securities for resale (in the case of the founder shares, only after conversion to our Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters of our IPO were entitled to a cash underwriting discount of 2.0% of the gross proceeds of the IPO, or $4,000,000, which was paid at the closing of the IPO. In addition, the underwriters have agreed to defer underwriting commissions of 3.5% of the gross proceeds of the IPO of 20,000,000 units and underwriting commissions of 5.5% of the gross proceeds of the over-allotment option units of 3,000,000 units, or $8,650,000 in aggregate (the “Deferred Underwriting Fees”), which will be paid to the underwriters from the funds held in the trust account upon and concurrently with the completion of our initial business combination. In May 2024, the Company entered into a certain waiver with Mizuho Securities USA LLC (“Mizuho Waiver”), pursuant to which Mizuho agreed to waive the Deferred Underwriting Fees and agreed to a forfeiture of all 300,300 Class B ordinary shares acquired by it at the time of, and deemed compensation for, the IPO. The Company believes that Mizuho was acting as a representative of all of the underwriters on the IPO, however, as a precautionary effort, the Company is in the process of obtaining a written confirmation from all other underwriters on the IPO, to confirm that the Deferred Underwriting Fees were waived under the Mizuho Waiver. The Company intends to receive this waiver during the third quarter of 2024. As of the date of this Quarterly Report, the forfeiture of the 300,300 Class B ordinary shares has not yet been completed.

Legal Fees

The Company has an agreement in place whereby if its prior legal counsel for the Company’s IPO assists in the initial business combination, payment of their charges plus a success premium to be agreed is contingent on a successful de-SPAC closing or recovery under certain cost coverage provisions in the merger agreement. In connection with the Securities Transfer Transaction, the Company entered into a waiver with the Company’s prior legal counsel. Pursuant to the waiver, the Company shall pay its prior legal counsel a sum of $130,000 as full and final payment for all remaining costs and expenses of all kinds and nature incurred under and pursuant to their engagement, solely in the event of a consummation by the Company of its initial business combination. In accordance with ASC 805, Business Combinations, this fee will not be recorded until such time as a Business Combination is consummated.

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

Net loss per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. We apply the two-class method in calculating earnings per share. The net income (loss) is allocated to each class of shares using an allocation of total shares, which is then divided by the total shares for the respective class.

We did not consider the effect of the warrants issued in connection with the initial public offering and the private placement in the calculation of diluted loss per share because their exercise is contingent upon future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share. Accretion associated with the redeemable Class A ordinary shares is excluded from loss per ordinary share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Bureau (“FASB”) issued Accounting Standards Update 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

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

As of June 30, 2024, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our CEO and CFO concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective, due to the material weaknesses in our internal control over financial reporting related to our accounting for complex financial instruments, as previously disclosed in our Form 10-K/A. As a result, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with GAAP. Accordingly, management believes that the condensed financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by the Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes with respect to those risk factors previously disclosed in our final prospectus related to our Initial Public Offering filed with the SEC on December 3, 2021, our annual report on Form 10-K filed with the SEC on March 26, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

10.1

Joinder to Insider Letter, dated June 20, 2024, by and between the Company, CPC Sponsor Opportunities I, LP and CPC Sponsor Opportunities I (Parallel), LP, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2024.

10.2

Joinder to Registration Rights Agreement, dated June 20, 2024, by and between the Company, CPC Sponsor Opportunities I, LP and CPC Sponsor Opportunities I (Parallel), LP incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2024.

10.3

Termination Letter, dated June 19, 2024, by and between the Company and TLGY Sponsors LLC, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2024.

10.4	Form of Indemnity Agreement, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2024.
10.5

CPC Funds Indemnification Agreement, dated June 21, 2024, by and between the Company, CPC Sponsor Opportunities I, LP and CPC Sponsor Opportunities I (Parallel), LP, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2024.

10.6	Form of Promissory Note, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2024.
31.1*	Certification of the Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

**Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TLGY ACQUISITION CORPORATION

Date: August 20, 2024	By:	/s/ Vikas Desai
		Name:	Vikas Desai
		Title:	Chief Executive Officer
(Principal Executive Officer)

TLGY ACQUISITION CORPORATION

Date: August 20, 2024	By:	/s/ Merrick Friedman
		Name:	Merrick Friedman
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)