Form 10-Q
period 2024-09-30
TLGY ACQUISITION CORP
filed 2024-11-19
CIK 1879814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 19, 2024, there were a total of 9,467,207 ordinary shares, comprising 3,717,207 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

TLGY ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

September 30, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TLGY ACQUISITION CORPORATION

BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current Assets:
Cash	$6,720	$40,621
Prepaid expenses	44,241	9,552
Total Current Assets	50,961	50,173

Cash and investments held in Trust Account	43,642,805	65,954,638

Total Assets	$43,693,766	$66,004,811

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$416,957	$525,076
Accrued offering costs	5,000	5,000
Advances from related party	—	111
Convertible promissory note payable - sponsor	2,870,000	2,235,000
Convertible promissory note payable – third party	—	310,000
Convertible promissory note payable – CPC	871,125	—
Due to related party	15,000	15,000
Total Current Liabilities	4,178,082	3,090,187

Derivative warrant liabilities	546,228	352,772
Deferred underwriting commission	865,000	8,650,000
Total Liabilities	5,589,310	12,092,959

COMMITMENTS AND CONTINGENCIES

Class A ordinary shares subject to possible redemption; 3,717,207 shares at redemption value of $11.74 at September 30, 2024 and 5,922,865 shares at redemption value of $11.13 at December 31, 2023)	43,642,805	65,954,638

Shareholders’ deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at September 30, 2024 and December 31, 2023	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, none issued or outstanding (excluding 3,717,207 and 5,922,865 shares subject to possible redemption as of September 30, 2024 and December 31, 2023, respectively) at September 30, 2024 and December 31, 2023	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 5,750,000 shares issued and outstanding at September 30, 2024 and December 31, 2023	575	575
Additional paid-in capital	—	—
Accumulated deficit	(5,538,924)	(12,043,361)
Total Shareholders’ Deficit	(5,538,349)	(12,042,786)
LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$43,693,766	$66,004,811

The accompanying notes are an integral part of these unaudited condensed financial statements.

TLGY ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2024	2023	2024	2023
EXPENSES
Administrative fee - related party	$—	$45,000	$60,000	$135,000
General and administrative	292,166	426,360	943,794	1,158,825
TOTAL EXPENSES	292,166	471,360	1,003,794	1,293,825

OTHER INCOME (LOSS)
Income earned on Cash and Investments held in Trust Account	561,391	1,025,644	2,088,627	4,168,248
Forgiveness of debt	—	—	608,776	—
Change in fair value of derivative liabilities	928,588	2,544,860	(193,456)	(526,672)
TOTAL OTHER INCOME	1,489,979	3,570,504	2,503,947	3,641,576

Net income	$1,197,813	$3,099,144	$1,500,153	$2,347,751

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	3,717,207	7,318,182	4,578,541	10,477,523
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.13	$(0.24)	$0.15	$(0.14)

Weighted average number of shares of Class B ordinary shares outstanding, basic and diluted	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net income per Class B ordinary share	$0.13	$(0.24)	$0.15	$(0.14)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TLGY ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Class B		Additional
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	5,750,000	$575	$—	$(12,043,361)	$(12,042,786)

Current period remeasurement to redemption value	—	—	—	(1,194,194)	(1,194,194)

Net income	—	—	—	291,033	291,033
Balance as of March 31, 2024, as restated (unaudited)	5,750,000	575	—	(12,946,522)	(12,945,947)
Current period remeasurement to redemption value	—	—	—	(845,132)	(845,132)
Underwriter fee waiver	—	—	—	7,785,000	7,785,000
Net income	—	—	—	11,307	11,307
Balance as of June 30, 2024 (unaudited)	5,750,000	575	—	(5,995,347)	(5,994,772)
Current period remeasurement to redemption value	—	—	—	(741,390)	(741,390)
Net income	—	—	—	1,197,813	1,197,813
Balance as of September 30, 2024 (unaudited)	5,750,000	$575	$—	$(5,538,924)	$(5,538,349)

	Class B		Additional
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	5,750,000	$575	$—	$(8,597,009)	$(8,596,434)

Current period remeasurement to redemption value	—	—	—	(2,671,551)	(2,671,551)
Net income	—	—	—	196,145	196,145
Balance as of March 31, 2023, as restated (unaudited)	5,750,000	575	—	(11,072,415)	(11,071,840)
Current period remeasurement to redemption value	—	—	—	(1,471,053)	(1,471,053)
Net loss	—	—	—	(947,538)	(947,538)
Balance as of June 30, 2023, as restated (unaudited)	5,750,000	575	—	(13,491,006)	(13,490,431)
Current period remeasurement redemption value	—	—	—	(1,625,644)	(1,625,644)
Net income	—	—	—	3,099,144	3,099,144
Balance as of September 30, 2023, as restated (unaudited)	5,750,000	$575	$—	$(12,017,506)	$(12,016,931)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TLGY ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2024	2023
Cash Flows From Operating Activities:
Net income	$1,500,153	$2,347,751
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on cash and investments held in the Trust Account	(2,088,627)	(4,168,248)
Loss on change in fair value of derivative warrant liabilities	193,456	526,672
Forgiveness of debt	(608,776)	—
Changes in operating assets and liabilities:
Prepaid expenses	(34,689)	197,369
Changes in accrued offering costs	—	(15,000)
Accounts payable and accrued expenses	25,546	9,770
Net Cash Used In Operating Activities	(1,012,937)	(1,101,686)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(692,089)	(1,600,000)
Cash withdrawn from Trust Account	25,092,549	163,150,810
Net Cash Provided By Investing Activities	24,400,460	161,550,810

Cash Flows from Financing Activities:
Redemptions of Class A ordinary shares	(25,092,549)	(163,150,810)
Proceeds from promissory note – third party	165,000	—
Proceeds from convertible promissory note - CPC	871,125	—
Proceeds from convertible promissory note - related party	635,000	2,175,000
Net Cash Used In Financing Activities	(23,421,424)	(160,975,810)

Net change in cash	(33,901)	(526,686)

Cash at beginning of period	40,621	585,241
Cash at end of period	$6,720	$58,555

Supplemental disclosure of non-cash financing activities:

Partial waiver of deferred underwriting commission	$7,785,000	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

TLGY ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30,2024 (UNAUDITED)

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

As of September 30, 2024, the Company had not commenced any operations. All activity for the period from May 21, 2021 (inception) through September 30, 2024 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, since the completion of our Initial Public Offering, searching for a target to consummate an initial business combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $14,183,689 consisting of $4,000,000 of underwriting fees, $8,650,000 of deferred underwriting fees payable (“Deferred Underwriting Fees”) (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”)) and $1,533,689 of other offering costs related to the Initial Public Offering. Cash of $6,720 was held outside of the Trust Account on September 30, 2024 and was available for working capital purposes. As described below, in May 2024, the Company entered into a certain waiver with Mizuho Securities USA LLC (“Mizuho Waiver”), pursuant to which Mizuho agreed to waive the Deferred Underwriting Fees and agreed to a forfeiture of all 300,300 Class B ordinary shares acquired by it at the time of, and deemed compensation for, the IPO. The Company believes that Mizuho was acting as a representative of all of the underwriters on the IPO, however, as a precautionary effort, the Company is in the process of obtaining a written confirmation from all other underwriters on the IPO, to confirm that the Deferred Underwriting Fees were waived under the Mizuho Waiver. The Company intends to receive this waiver during the fourth quarter of 2024. As of the date of this Quarterly Report, the forfeiture of the 300,300 Class B ordinary shares has not yet been completed.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”). In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of the Class A ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The Public Shares are redeemable and will be classified as such on the balance sheets until such date that a redemption event takes place. Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination.

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

If the Company has not completed a Business Combination by December 16, 2024 (or up to April 16, 2025 if the period of time to consummate a business combination is extended in accordance with the terms of the Amended and Restated Memorandum and Articles of Association) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Liquidity, Capital Resources, and Going Concern

As of September 30, 2024, the Company had cash of approximately $6,720 and a working capital deficit of $4,127,121.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management is satisfied that Sponsor has committed, but not obliged, to provide fund in form of working capital loan for the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum and articles of association, though no assurance can be provided that such additional capital will ultimately be available. Management has determined that if the Company is unsuccessful in consummating an initial business combination by December 16, 2024 (or up to April 16, 2025 if the period of time to consummate a business combination is extended in accordance with the terms of the Amended and Restated Memorandum and Articles of Association), the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. Additionally, management has determined that the Combination Period is less than one year from the date of the issuance of the financial statements. This, coupled with the current liquidity condition of the Company, raises substantial doubt about the Company’s ability to continue as a going concern. As a result, this factor raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s December 31, 2023 Annual Report on Form 10-K, as filed with the SEC on March 26, 2024. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2024 and December 31, 2023, the Company had cash of $6,720 and $40,621, respectively held outside the Trust Account. The Company did not have any cash equivalents at September 30, 2024 and December 31, 2023.

Cash and Investments Held in Trust Account

At September 30, 2024 and December 31, 2023, the Company had $43.6 million and $66.0 million in investments held in the Trust Account, respectively. The Company’s portfolio of investments held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs associated with warrant liabilities are expensed as incurred. Offering costs associated with the Units were allocated between temporary equity and the Public Warrants by the relative fair value method. Offering costs of $534,172 consisted principally of costs incurred in connection with preparation for the Initial Public Offering. These offering costs, together with the underwriter fees of $12,650,000 (or $4,000,000 paid in cash upon the closing of the Initial Public Offering and a deferred fee of $8,650,000 (“Deferred Underwriting Fees”)), were allocated between temporary equity, the Public Warrants and the Private Warrants in a relative fair value method upon completion of the Initial Public Offering. Of these costs, $442,567 were allocated to the Public Warrants and to the Private Placement Warrants and are charged to the statements of operations. In addition, the Company recorded the fair value of $999,517 (net of consideration) for an aggregate of 300,300 Class B shares transferred to Mizuho Securities USA LLC (“Mizuho”), the representative of the underwriters and 15,000 Class B shares transferred to Centaury Management Ltd., an investor in the Sponsor, each transferred upon the closing of the Initial Public Offering. As described below, in May 2024, the Company entered into a certain waiver with Mizuho Securities USA LLC (“Mizuho Waiver”), pursuant to which Mizuho agreed to waive the Deferred Underwriting Fees and agreed to a forfeiture of all 300,300 Class B ordinary shares acquired by it at the time of, and deemed compensation for, the IPO. The Company believes that Mizuho was acting as a representative of all of the underwriters on the IPO, however, as a precautionary effort, the Company is in the process of obtaining a written confirmation from all other underwriters on the IPO, to confirm that the Deferred Underwriting Fees were waived under the Mizuho Waiver. The Company intends to receive this waiver during the fourth quarter of 2024. As of the date of this Quarterly Report, the forfeiture of the 300,300 Class B ordinary shares has not yet been completed.

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2024 and December 31, 2023, the 3,717,207 and 5,922,865 Class A ordinary shares, subject to possible redemption in the amount of $43,642,805 and $65,954,638 at redemption value per Public Share are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. During the nine months ended September 30, 2024 and 2023, the Company recorded a measurement adjustment of $2,780,716 and $5,768,248, respectively, to increase to redemption value.

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

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As of September 30, 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and subsequently share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income per ordinary share.

	For the Three Months	For the Three Months
	Ended September 30,	Ended September 30,
	2024	2023
		(Restated)
Class A Redeemable ordinary shares
Numerator: Allocation of net income	$470,310	$1,735,521
Denominator: Basic and diluted weighted average shares outstanding	3,717,207	7,318,182
Basic and diluted net income per Class A Ordinary Shares	$0.13	$0.24

Class B Non-redeemable ordinary shares (1)
Numerator: Allocation of net income	$727,503	$1,363,623
Denominator: Basic and diluted weighted average shares outstanding	5,750,000	5,750,000
Basic and diluted net income per Class B Ordinary Shares	$0.13	$0.24

	For the Nine Months	For the Nine Months
	Ended September 30,	Ended September 30,
	2024	2023
Class A Redeemable ordinary shares
Numerator: Allocation of net income	$665,003	$1,515,858
Denominator: Basic and diluted weighted average shares outstanding	4,578,541	10,477,523
Basic and diluted net income per Class A Ordinary Shares	$0.15	$0.14

Class B Non-redeemable ordinary shares
Numerator: Allocation of net income	$835,150	$831,893
Denominator: Basic and diluted weighted average shares outstanding	5,750,000	5,750,000
Basic and diluted net income per Class B Ordinary Shares	$0.15	$0.14

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Convertible Promissory Note

The Company accounts for its convertible promissory notes under ASC 470-20, “Debt --Debt with Conversion and other Options” (“ASC 470”). The notes are assessed under ASC 815 for any conversion features which may require bifurcation.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” The Company’s derivative instruments are recorded at fair value as of the closing date of the Initial Public Offering (December 3, 2021) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Public Warrants and the Private Placement Warrants are a derivative instrument. As the Public Warrants and the Private Placement Warrants meet the definition of a derivative, the Public Warrants and the Private Placement Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the statements of operations in the period of change.

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

Warrant Liabilities

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging” whereby under that provision, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjusts the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations. Upon issuance and as of December 31, 2021, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. As of September 30, 2024, the quoted market price is used as the fair value as of each relevant date for valuing the Public Warrants. The Private Placement Warrants are valued using a modified Black-Scholes model. The Company’s valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

Recent Accounting Standards

In June 2016, the Financial Accounting Standards Bureau (“FASB”) issued Accounting Standards Update 2016-13 – “Financial Instruments – Credit Losses” (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering and the underwriters’ exercise of the over-allotment option, the Company sold 23,000,000 Units at a purchase price of $10.00 per Unit generating gross proceeds to the Company in the total amount of $230,000,000, which includes the full exercise of the underwriter over-allotment option generating gross proceeds of $30,000,000 to the Company. Each Unit consists of one share of the Company’s Class A ordinary shares, par value $0.0001 per share (the “Class A common shares”), and one-half of one redeemable warrant of the Company (each whole warrant, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment. The Company will effect a distribution of a number of warrants equal to 5,750,000 warrants, which is one-fourth of 23,000,000 common shares issued on IPO, on a pro-rata basis only to holders of record of Class A ordinary shares issued in the Initial Public Offering (whether such shares were acquired during or after the Initial Public Offering) that remain outstanding after the Company redeems any Class A ordinary shares that the holders thereof have elected to redeem in connection with the Company’s initial business combination. Public shareholders who exercise their redemption rights are not entitled to receive any distribution of distributable redeemable warrants in respect of such redeemed public shares. The number of distributable redeemable warrants to be distributed in respect of each public share is contingent upon the aggregate number of public shares that are redeemed in connection with the Company’s initial business combination but in no event will be less than one-fourth of a distributable redeemable warrant per Class A ordinary share that is not redeemed. The contingent rights to receive distributable redeemable warrants will remain attached to the Class A ordinary shares, will not be separately transferable, assignable or salable, and will not be evidenced by any certificate or instrument. See Note 8.

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

General and Administrative Services

Commencing on November 30, 2021, the Company has agreed to pay the Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. On June 19, 2024, the Company and its Sponsor entered into a letter agreement (the “Termination Letter”) terminating the Administrative Services Agreement, dated November 30, 2021, by and between the Company and the Sponsor. Pursuant to the Termination Letter, the Company and the Sponsor agreed to irrevocably release, waive, and forever discharge the Company and its successors or assigns, the Sponsor and its members, directors, advisors, officers and its holding company, from any and all actions, compensations, fees and expenses, obligations and claims of all types and nature, including all sums that may be or have been accrued or outstanding, arising from or in connection with the Administrative Services Agreement. During the nine months ended September 30, 2024 and 2023, the Company incurred $60,000 and $90,000, respectively, pursuant to the administrative services agreement. As of September 30, 2024 and December 31, 2023, there was $15,000 due to related party in connection with the administrative service agreement.

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

On July 5, 2024, the Company issued unsecured working capital promissory notes to each of CPC Sponsor Opportunities I, LP and CPC Sponsor Opportunities I (Parallel), LP (each a “Lender”), pursuant to which the Company may borrow up to an aggregate principal amount of $545,000 and $455,000, respectively (the “2024 July Working Capital Promissory Notes,” and each a “2024 July Working Capital Promissory Note”). Both 2024 July Working Capital Promissory Notes are non - interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s initial public offering (the “IPO”) (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and article of association), or (ii) the date on which the Company consummates an initial business combination (the “Maturity Date”). The principal balance of the 2024 July Working Capital Promissory Notes may be prepaid at any time by the Lenders at their election and without penalty.

As of September 30, 2024 and December 31, 2023, there was $2,007,125 and $725,000 respectively, outstanding of the working capital loans. As of September 30, 2024, CPC Sponsor Opportunities provided the Company an aggregated $512,125 of funding loans.

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

As of September 30, 2024, $475,000 was deposited as Company Extension Loan into the Trust Account by Verde (as defined above) pursuant to the Merger Agreement (as defined above), whereunder Verde agreed to finance the extension of the Company’s Termination Date not exceeding $100,000 per month. The Company Extension Loans are evidence by promissory notes. Verde may elect to convert all (but not less than all) of the principal balance of the promissory notes, upon consummation of an initial business combination by the Company with Verde and prior to the Company’s first payment of all or any portion of the principal balance of the promissory note in cash, at Verde’s option. As a result of the Termination Agreement entered into on March 18, 2024, the conversion options on Verde’s extension loans were terminated. Therefore, the entirety of the amount loaned by Verde was reclassed as a third-party promissory note and is appropriately classified as such on the accompanying balance sheets. On May 4, 2024, Verde entered into a mutual release agreement with the Company, Merger Sub and the Sponsor, pursuant to which, a mutual release, waiver and discharge was agreed in respect of all claims and obligations arising out of or relating to the Termination, the Merger Agreement and all ancillary agreements and that all payments made by Verde for extending the period of time to consummate a business combination by the Company shall not be repayable by the Company to Verde and all promissory notes issued by the Company to Verde shall be deemed to have been voided and cancelled. Solely in the event of a consummation by the Company of its initial business combination, the Company shall pay Verde a sum of $83,125, as full and final payment.

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

On June 16, 2024, in order to deposit the monthly extension payment to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from June 17, 2024 to July 16, 2024, the Company issued unsecured promissory notes to each of CPC Sponsor Opportunities I, LP and CPC Sponsor Opportunities I (Parallel), LP (the “2024 June Extension Promissory Notes”), pursuant to which the Company were provided $32,700 and $27,300, respectively. These 2024 June Extension Promissory Notes were non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s Initial Public Offering (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and article of association), or (ii) the date on which the Company consummates an initial business combination.

On July 15, 2024, in order to deposit the monthly extension payment to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from July 17, 2024 to August 16, 2024 the Company issued unsecured promissory notes to each of CPC Sponsor Opportunities I, LP and CPC Sponsor Opportunities I (Parallel), LP (the “2024 July Extension Promissory Notes”), pursuant to which the Company was provided $32,700 and $27,300, respectively. These 2024 July Extension Promissory Notes were non - interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s initial public offering (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and article of association), or (ii) the date on which the Company consummates an initial business combination.

On August 12, 2024, in order to deposit the monthly extension payment to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from August 17, 2024 to September 16, 2024 the Company issued unsecured promissory notes to each of CPC Sponsor Opportunities I, LP and CPC Sponsor Opportunities I (Parallel), LP (the “2024 August Extension Promissory Notes”), pursuant to which the Company was provided $32,700 and $27,300, respectively. These 2024 August Extension Promissory Notes was non - interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s initial public offering (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and article of association), or (ii) the date on which the Company consummates an initial business combination.

On September 16, 2024, in order to deposit the monthly extension payment to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from September 17, 2024 to October 16, 2024 the Company issued unsecured promissory notes to each of CPC Sponsor Opportunities I, LP and CPC Sponsor Opportunities I (Parallel), LP (the “2024 September Extension Promissory Notes”), pursuant to which the Company was provided $32,700 and $27,300, respectively. These 2024 September Extension Promissory Notes was non - interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s initial public offering (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and article of association), or (ii) the date on which the Company consummates an initial business combination.

As of September 30, 2024 and December 31, 2023, the Company had $1,734,000 and $1,510,000 outstanding balance under the extension loans. As of September 30, 2024, CPC Sponsor Opportunities provided the Company an aggregated $359,000 of funding loans.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans or Extension Loans (and any shares of ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans or Extension Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

In May 2024, the Company entered into a certain waiver with Mizuho Securities USA LLC (“Mizuho Waiver”), pursuant to which Mizuho agreed to waive the Deferred Underwriting Fees and agreed to a forfeiture of all 300,300 Class B ordinary shares acquired by it at the time of, and deemed compensation for, the IPO. The Company believes that Mizuho was acting as a representative of all of the underwriters on the IPO, however, as a precautionary effort, the Company is in the process of obtaining a written confirmation from all other underwriters on the IPO, to confirm that the Deferred Underwriting Fees were waived under the Mizuho Waiver. The Company intends to receive this waiver during the fourth quarter of 2024. As of the date of this Quarterly Report, the forfeiture of the 300,300 Class B ordinary shares has not yet been completed.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares —The Company is authorized to issue 5,000,000 shares of preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares —The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2024 and December 31, 2023, there were 3,717,207 shares and 5,922,865 respectively, of Class A ordinary shares issued and outstanding, respectively, including 3,717,207 and 5,922,865 shares of Class A ordinary shares subject to possible redemption. The IPO Units include a contingent right (See Note 3).

Class B Ordinary Shares —The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. On November 30, 2021, the Company effected a further issuance of Founder Shares, resulting in the Sponsor holding an aggregate of 5,750,000 Founder Shares. As of September 30, 2024 and December 31, 2023, there were 5,750,000 shares of Class B ordinary shares issued and outstanding. In May 2024, the Company entered into a certain waiver with Mizuho Securities USA LLC (“Mizuho”), one of the underwriters of the Company’s Initial Public Offering, pursuant to which Mizuho agreed to a forfeiture of all 300,300 Class B ordinary shares acquired by it at the time of, and deemed compensation for, the IPO. As of the date of this Quarterly Report, the forfeiture of the 300,300 Class B ordinary shares has not yet been completed.

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

The Company will not be obligated to deliver any shares of Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Class A ordinary shares is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of residence of the exercising holder, or an exemption from registration is available.

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. As of September 30, 2024 and December 31, 2023, the derivative warrant liability was $546,228 and $352,772, respectively.

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value at September 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,		December 31,
Description	Level	2024	Level	2023
Assets:
Investments held in Trust Account	1	$43,642,805	1	$65,954,638

Liabilities:
Warrant liability – Private Placement Warrants	3	270,228	3	188,472
Warrant liability – Public Warrants	1	276,000	1	164,300

The Public Warrants and the Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

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

The subsequent measurements as of September 30, 2024 of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the publicly traded closing price of the Public Warrants of $11.50 per warrant, was used as the fair value as of the relevant date. The terms of the Private Placement Warrants are analogous to the Public Warrants with the exception that they are not redeemable. As such, these warrants were valued using a modified Black-Scholes model.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2024:

Fair Value
Measurement
Using Level 3
Inputs Total
Balance, December 31, 2023	$188,472
Change in fair value of derivative warrant liabilities	81,756
Balance, September 30, 2024	$270,228

The key inputs into the Monte Carlo simulation model and the modified Black-Scholes model to value the derivative warrant liabilities were as follows:

	September 30, 2024		December 31, 2023
Share price	$11.54		$11.08
Exercise price	$11.50		$11.50
Risk-free interest rate	3.87%		4.83%
Expected life of warrants	1.35	years	5.48	years
Expected volatility of underlying shares	de minimis	%	de minimis	%
Dividend yield	0.00%		0.00%
Probability of business combination	10.00%		50.00%

As of September 30, 2024 and December 31, 2023, the derivative warrant liability was $546,228 and $352,772, respectively. In addition, for the three months ended September 30, 2024 and 2023, the Company recorded a gain on the change in fair value of the derivative warrant liabilities on the statements of operations of $928,588 and $2,544,860, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded a loss on the change in fair value of the derivative warrant liabilities on the statements of operations of $193,456 and $526,672, respectively.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to November 19, 2024, the date that the financial statements were available to be issued. Based upon this review, except as noted below and as disclosed as current reports under various Form 8-K filed with the SEC, the Company did not identify any other subsequent events that would have required adjustment to or disclosure in the financial statements.

Promissory Notes

On October 16, 2024, in order to deposit the monthly extension payment to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from October 17, 2024 to November 16, 2024 the Company issued unsecured promissory notes to each of CPC Sponsor Opportunities I, LP and CPC Sponsor Opportunities I (Parallel), LP (the “2024 October Extension Promissory Notes”), pursuant to which the Company was provided $32,700 and $27,300, respectively. These 2024 October Extension Promissory Notes was non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s initial public offering (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and article of association), or (ii) the date on which the Company consummates an initial business combination.

On November 15, 2024, in order to deposit the monthly extension payment to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from November 17, 2024 to December 16, 2024 the Company issued unsecured promissory notes to each of CPC Sponsor Opportunities I, LP and CPC Sponsor Opportunities I (Parallel), LP (the “2024 November Extension Promissory Notes”), pursuant to which the Company was provided $32,700 and $27,300, respectively. These 2024 November Extension Promissory Notes was non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s initial public offering (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and article of association), or (ii) the date on which the Company consummates an initial business combination.

Extensions to Complete the Initial Business Combination

On October 16, 2024, the Company notified Continental Stock Transfer & Trust Company of its intention to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from October 17, 2024 to November 16, 2024, subject to the Company’s sponsor or its affiliates or designees depositing $60,000 into the trust account.

On October 16, 2024, the Company’s sponsor or its affiliates or designees deposited $60,000 into the trust account and as a result the Termination Date was extended by one month until November 16, 2024.

On November 11, 2024, the Company notified Continental Stock Transfer & Trust Company of its intention to extend the period of time that the Company has to complete its initial business combination (the “Termination Date”) by an additional month for the period from November 17, 2024 to December 16, 2024, subject to the Company’s sponsor or its affiliates or designees depositing $60,000 into the trust account.

On November 15, 2024, the Company’s sponsor or its affiliates or designees deposited $60,000 into the trust account and as a result the Termination Date was extended by one month until December 16, 2024.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2024 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, since the completion of our Initial Public Offering, searching for a target to consummate an initial business combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had net income of $1,197,813 which was primarily due to the interest income on funds held in Trust of $561,391 and a gain in the change in fair value of the derivative liabilities of $928,588, partially offset by general and administrative costs of $292,166.

For the three months ended September 30, 2023, we had net income of $3,099,144 which was primarily due to general and administrative costs of $471,360, partially offset by change in fair value of derivative liabilities of $2,544,860 and interest income on funds held in Trust of $1,025,644.

For the nine months ended September 30, 2024, we had net income $1,500,153 which was primarily due to the interest income on funds held in Trust of $2,088,627 and forgiveness of debt of $608,776 partially offset by a loss in fair value of the derivative liabilities of $193,456, administration fees – related party of $60,000, and general and administrative costs of $943,794.

For the nine months ended September 30, 2023, we had net income of $2,347,751, which was primarily due to a loss in fair value of the derivative liabilities of $526,672 and general and administrative expenses of $1,293,825, partially offset by interest income on funds held in Trust of $4,168,248.

Liquidity and Capital Resources

On December 3, 2021, we consummated our IPO of 20,000,000 units at a price of $10.00 per unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of our IPO, we consummated the sale of 10,659,500 private placement warrants to our sponsor at a price of $1.00 per private placement warrant generating gross proceeds of $10,659,500.

On December 8, 2021, we consummated the closing of the sale of an additional 3,000,000 Option Units at $10.00 per Option Unit, pursuant to the full exercise of over-allotment option by the underwriters of our IPO, generating gross proceeds of $30,000,000. We also consummated the closing of the sale of an additional 600,000 private placement warrants at $1.00 per private placement warrant (“Additional Private Placement Warrants”) to our sponsor, generating gross proceeds of $600,000. An aggregate of $234,600,000 of the proceeds from our IPO (including the Option Units) and the private placement with our sponsor (including the Additional Private Placement Warrants) was placed in the trust account. We incurred $14,183,689 in transaction costs, including $4,000,000 of underwriting fees paid at our IPO, $8,650,000 of deferred underwriting fees (the “Deferred Underwriting Fees”) and $1,533,689 of offering expenses. In May 2024, we entered into a certain waiver with Mizuho Securities USA LLC (“Mizuho Waiver”), pursuant to which Mizuho agreed to waive the Deferred Underwriting Fees and agreed to a forfeiture of all 300,300 Class B ordinary shares acquired by it at the time of, and deemed compensation for, the IPO. We believe that Mizuho was acting as a representative of all of the underwriters on the IPO, however, as a precautionary effort, we are in the process of obtaining a written confirmation from all other underwriters on the IPO, to confirm that the Deferred Underwriting Fees were waived under the Mizuho Waiver. We intend to receive this waiver during the fourth quarter of 2024. As of the date of this Quarterly Report, the forfeiture of the 300,300 Class B ordinary shares has not yet been completed.

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

As of September 30, 2024, we had cash and investments held in the trust account of $43,642,805. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (excluding deferred underwriting commissions), to complete our initial business combination. We may withdraw interest to pay our taxes, if any. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2024, we had cash held outside the trust account of $6,720. We intend to use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

As of September 30, 2024, the Company had cash of $6,720 and a working capital deficit of $4,127,121.

We are satisfied that the Sponsor has committed, but not obliged, to provide funds in form or working capital loans for our working capital needs until the consummation of an initial business combination or the winding up of the Company as stipulated in our amended and restated memorandum and articles of association. We have determined that if we are unsuccessful in consummating an initial business combination by April 16, 2025, the requirement that we cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. Additionally, we have determined that the Combination Period is less than one year from the date of the issuance of the financial statements. There is no assurance that our plans to consummate a Business Combination will be successful within the Combination Period. As a result, this factor raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.

Off-balance Sheet Arrangements; Commitments and Contractual Obligations

As of September 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein.

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

Underwriting Agreement

The underwriters of our IPO were entitled to a cash underwriting discount of 2.0% of the gross proceeds of the IPO, or $4,000,000, which was paid at the closing of the IPO. In addition, the underwriters have agreed to defer underwriting commissions of 3.5% of the gross proceeds of the IPO of 20,000,000 units and underwriting commissions of 5.5% of the gross proceeds of the over-allotment option units of 3,000,000 units, or $8,650,000 in aggregate (the “Deferred Underwriting Fees”), which will be paid to the underwriters from the funds held in the trust account upon and concurrently with the completion of our initial business combination. In May 2024, the Company entered into a certain waiver with Mizuho Securities USA LLC (“Mizuho Waiver”), pursuant to which Mizuho agreed to waive the Deferred Underwriting Fees and agreed to a forfeiture of all 300,300 Class B ordinary shares acquired by it at the time of, and deemed compensation for, the IPO. The Company believes that Mizuho was acting as a representative of all of the underwriters on the IPO, however, as a precautionary effort, the Company is in the process of obtaining a written confirmation from all other underwriters on the IPO, to confirm that the Deferred Underwriting Fees were waived under the Mizuho Waiver. The Company intends to receive this waiver during the fourth quarter of 2024. As of the date of this Quarterly Report, the forfeiture of the 300,300 Class B ordinary shares has not yet been completed.

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

As of September 30, 2024, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our CEO and CFO concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective, due to the material weaknesses in our internal control over financial reporting related to our accounting for complex financial instruments, as previously disclosed in our Form 10-K/A. As a result, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with GAAP. Accordingly, management believes that the condensed financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

TLGY ACQUISITION CORPORATION

Date: November 19, 2024	By:	/s/ Vikas Desai
		Name:	Vikas Desai
		Title:	Chief Executive Officer
(Principal Executive Officer)

TLGY ACQUISITION CORPORATION

Date: November 19, 2024	By:	/s/ Merrick Friedman
		Name:	Merrick Friedman
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)