Form 10-K
period 2024-12-31
TLGY ACQUISITION CORP
filed 2025-03-05
CIK 1879814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

The aggregate market value of our Class A ordinary shares outstanding, other than Class A ordinary shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price of our Class A ordinary shares on June 30, 2024, as reported on the Nasdaq Global Market, was approximately $42.90 million.

As of March 5, 2025, there were a total of 9,467,207 ordinary shares, comprising 3,717,207 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Unless otherwise stated in this annual report on Form 10-K (this “Annual Report”), references to:

●	“we,” “us,” “Company” or “our Company” are to TLGY Acquisition Corporation, a Cayman Islands exempted company;
●	“amended and restated memorandum and articles of association” are to the amended and restated memorandum and articles of association of the Company, as amended from time to time;
●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands, as amended from time to time;
●	“current sponsors” are to, collectively, CPC Sponsor Opportunities I, LP, a limited partnership incorporated in the State of Delaware, and CPC Sponsor Opportunities I (Parallel), LP, a limited partnership incorporated in the State of Delaware;
●	“directors” are to the current and/or former directors of the Company, as context requires;
●	“distribution time” are to the time at which the distributable redeemable warrants will be distributed, which will occur immediately after the initial business combination redemption time and immediately prior to the closing of our initial business combination;
●	“former sponsor” are to TLGY Sponsors LLC, a Cayman Islands limited liability company;
●	“founder” are to Jin-Goon Kim;
●	“founder shares” are to Class B ordinary shares initially purchased by our former sponsor in a private placement prior to our IPO and share capitalization prior to our IPO (which shares may be transferred to permitted transferees from time to time) and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination as described herein;
●	“founder shareholders” are to holders of our founder shares, including, but not limited to, our sponsors;
●	“initial business combination redemption time” are to the time at which we redeem the Class A ordinary shares that the holders thereof have elected to redeem in connection with our initial business combination, which will occur prior to the consummation of our initial business combination;

●	“management” or our “management team” are to our current and/or former officers and directors, as context requires;
●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;
●	“our IPO” or “the IPO” are to our initial public offering, which we completed on December 3, 2021;
●	“public shares” are to Class A ordinary shares sold as part of the units in our IPO (whether they were purchased in our IPO or thereafter in the open market);
●	“public shareholders” are to the holders of our public shares, including our founder shareholders and our current and/or former management teams to the extent such persons or entities purchase public shares, provided that each such shareholder’s status as a “public shareholder” will only exist with respect to such public shares;
●	“public warrants” are to the detachable redeemable warrants sold as part of the units in our IPO (whether they were purchased in our IPO or thereafter in the open market) and to the distributable redeemable warrants issuable to the remaining holders of our outstanding Class A ordinary shares issued in our IPO (after we redeem any Class A ordinary shares that the holders thereof have elected to redeem in connection with our initial business combination);
●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our IPO;
●	“sponsors” are to our former sponsor and our current sponsors and, as context requires, “sponsor” are to our former sponsor on or before June 19, 2024, and to our current sponsors on or after June 20, 2024; and
●	“warrants” are to our public warrants and private placement warrants.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	the potential incentive to consummate an initial business combination with an acquisition target that subsequently declines in value or is unprofitable for public investors due to the low initial price of the founder shares paid by our sponsor and certain members of our management team;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties;
●	our financial performance; or
●	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report.

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

Overview

We are a blank check company incorporated in May 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. We have not entered into a business combination agreement with any specific business combination target. We have generated no operating revenues to date, and we may not generate operating revenues even after we consummate our initial business combination.

While we may pursue an acquisition opportunity in any business, industry, sector, or geographical location, we intend to focus on targets in the technology enabled business-to-consumer (“B2C”) sector, where we believe our management team’s background and expertise will provide us with a competitive advantage, or companies that provide technology enabled services, including e-commerce, fintech, digital asset and block chain verticals. We believe the innovations in these sectors that have emerged in recent years, partly as a response to the broad social, economic, and behavioral changes arising from the COVID-19 global pandemic, provide attractive opportunities to target high growth companies with technology and business model innovation. We do not expect to undertake an initial business combination with any entity with principal business operations in China (including Hong Kong and Macau).

We believe one of our key differentiators is our team’s deep roots in private equity and transformational operations that reflect the career of our founder and Chairman, Jin-Goon Kim, as both a blue-chip private equity partner and a public and private company CEO. Our founder and directors have had long and successful tenures as senior leaders with top investment platforms in Asia and globally, including TPG (a leading global and Asian private equity firm). We believe that his skills will help us in sourcing and diligence of potential target businesses, and in value creation after our initial business combination.

Mr. Kim has a long track record of selecting and working with industry-leading companies in attractive macro segments, often at critical times in the industry’s evolution, and enabling those companies to grow through disruptive technology and business model transformation. We expect that such hands-on experience will be valuable in assessing the potential of our business combination targets and enable us to strengthen their competitive advantages post business combination. We believe that members of our management team and directors have a unique network of business contacts and relationships across a wide range of industries in which they have worked, advised, or invested. We believe our management team and directors, with a unique proven track record in investing and value creation that are rooted in their operational and capital markets experience, is well positioned to take advantage of the growing investment opportunities in the B2C technology sectors relevant to our business strategy.

Business Strategy

Our business strategy is to identify and complete our initial business combination with a promising global company. Our selection process will be rooted in our team’s broad network of global relationships, deep industry and operational expertise, and highly differentiated deal-sourcing and structuring expertise that we expect will provide us with a strong pipeline of potential targets. We will focus on transformational growth companies that seek value-added partners and will apply private equity style value creation post our business combination. Our management team and directors have experience in:

●	selecting favorable target sectors based on forward-looking market dynamics;
●	identifying and commercializing innovations with breakthrough potential in the technology enabled B2C sectors that have potential to fuel sustainable and profitable growth;
●	hands-on business building, transformations, and technology implementations that offer differentiated value propositions for the entrepreneur owners and thus create proprietary deal dynamics;
●	developing and executing highly focused value-creation programs to drive growth, profitability, cost reduction, and/or industry consolidation;

●	navigating large public and private businesses through a myriad of executional challenges that stem from rapid growth, large strategic shifts, and implementation of bold and aspirational plans;
●	advising leading companies and entrepreneurs globally on strategy, deal structuring, capital markets, domestic and cross-border M&A; and
●	building, guiding and /or partnering with management teams to deliver on transformative company goals.

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

●	potential to generate attractive risk-adjusted returns for our shareholders;
●	the ability to benefit from a superior, underlying industry micro;
●	innovative technology development, and potential to disrupt large market segments with a large total addressable market;
●	strength and experience of management team, openness to new ideas and eagerness to a partnership for value creation through transformational programs;
●	a history of, or potential for, strong, stable free cash flow generation, with predictable and recurring revenue streams;
●	ability to grow both organically and the extent in which our ability to source proprietary opportunities and execute transitions will help the business grow through additional acquisitions;
●	status in the market, whether it has a leadership have a leading or defendable market position and that demonstrate advantages when compared to their competitors, which may help to create barriers to entry against new competitors;
●	the ability to benefit from being a publicly traded company, with access to broader capital markets, to achieve the company’s growth strategy;
●	readiness of company companies that are ready to scale, where we can and our ability to provide support and industry expertise to support team in scaling their business and executing on their strategic vision.

In addition, we believe our ability to complete an initial business combination will be enhanced by our private equity-like approach to aligning our long-term interests with those of potential target shareholders and PIPE investors.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors, and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this Annual Report, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Ability to Extend Time to Complete Business Combination

On February 23, 2023, our shareholders held an extraordinary general meeting of shareholders, where the shareholders of the Company approved by special resolution an amendment to the amended and restated memorandum and articles of association to (i) cancel the three-month automatic extension period to which the Company was entitled in case it filed a preliminary proxy statement, registration statement or similar filing for a business combination with one or more businesses, which we refer to as the “business combination,” during (x) the 15-month period from the consummation of the Company’s IPO, or (y) any paid extension period, to consummate a business combination, and (ii) modify the monthly amount that our sponsor or its affiliates or designees must deposit into the Company’s trust account in order to extend the period of time to consummate a business combination by one month, up to six times, in the event that the Company does not consummate a business combination within 15 months from the consummation of the IPO, if requested by our sponsor and accepted by the Company, from $0.033 to the lesser of $0.04 per outstanding share and $200,000, and increase the maximum number of such extensions from up to six times to up to nine times. In connection with this extraordinary general meeting of shareholders, 15,681,818 public shares were rendered for redemption. The public shares were redeemed at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding ordinary share. The per-share redemption amount has been calculated to be approximately $10.40 per share.

On October 17, 2023, our shareholders held an annual general meeting of shareholders, where the shareholders of the Company approved by special resolution an amendment to the amended and restated memorandum and articles of association to modify the monthly amount that our sponsor or its affiliates or designees must deposit into the Trust Account in order to extend the period of time to consummate a business combination by one month, up to seven times (starting from the first date on which such modified extension payment is made), if requested by our former sponsor and accepted by the Company, from the lesser of $0.04 per outstanding share and $200,000 to the lesser of (x) $0.033 per outstanding share and (y) $110,000. Any amount of the $200,000 paid in order to extend the period of time to consummate a Business Combination until November 3, 2023, which is paid but unused (due to an additional extension payment, based on the updated monthly amount, made prior to November 3, 2023) may be deducted, on a pro rata basis, from future extension payments. In connection with this annual general meeting of shareholders, 1,395,317 public shares were rendered for redemption. The public shares were redeemed at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding ordinary share. The per-share redemption amount has been calculated to be approximately $10.96 per share.

On April 16, 2024, our shareholders held an extraordinary general meeting of shareholders, where the shareholders of the Company approved by special resolution an amendment to the amended and restated memorandum and articles of association to modify the monthly amount that our sponsor or its affiliates or designees must deposit into the trust account in order to extend the period of time to consummate a business combination by one month, up to twelve times (starting from the first date on which such modified extension payment is made), if requested by the sponsor and accepted by the Company, from the lesser of $0.033 per outstanding share and $110,000 to the lesser of (x) $0.02 per outstanding share and (y) $60,000. Any amount of the $110,000 paid in order to extend the period of time to consummate a Business Combination until May 16, 2024, which is paid but unused (due to an additional extension payment, based on the updated monthly amount, made prior to May 16, 2024) may be deducted, on a pro rata basis, from future extension payments. In connection with this extraordinary general meeting, of shareholders, 2,205,658 public shares were rendered for redemption. The public shares were redeemed at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding ordinary share. The per-share redemption amount has been calculated to be approximately $11.38 per share. There are 3,717,207 public shares remaining after this extraordinary general meeting of shareholders.

Subject to the additional twelve one-month extensions (of which we have exercised eleven) (the “Paid Extension Period”), we will have until April 16, 2025 to consummate an initial business combination. If our initial business combination is not consummated by April 16, 2025 (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and articles of association), then our existence will terminate, and we will distribute all amounts in the trust account.

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

Termination of Verde Bioresins Merger Agreement

The Company and the former sponsor entered into an Agreement and Plan of Merger, as amended (the “Merger Agreement”) on June 21, 2023, as amended on August 11, 2023, with Virgo Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), Verde Bioresins, Inc., a Delaware corporation (“Verde”). On March 12, 2024, the Company received a termination notice (the “Termination Notice”) from Verde stating that Verde was exercising its right to terminate the Merger Agreement (the “Termination”) and all ancillary agreements, pursuant to Section 10.01(c) of the Merger Agreement. On March 18, 2024, the Company responded to the Termination Notice and agreed to a termination of the Merger Agreement, but disputed the grounds for the termination of the Merger Agreement. As a result of the agreed upon termination of the Merger Agreement, the ancillary agreements relating to the proposed merger, including the Acquiror Support Agreement entered among the Company, Verde and the former sponsor dated June 21, 2023 (the “Acquiror Support Agreement”), the Company Support Agreement between Humanitario Capital LLC, the Company and Verde dated June 21, 2023 (the “Company Support Agreement”), and the Sponsor Share Restriction Agreement entered among the Company, Verde and the former sponsor dated June 21, 2023 (the “Sponsor Share Restriction Agreement”), automatically terminated. The Company has continued to evaluate other possible business combination targets.

Changes in Control of Registrant

On April 16, 2024, the Company, the former sponsor, TLGY Holdings LLC, which is the holding company of the former sponsor, the current sponsors, the current sponsors being stakeholders of economic interests in the former sponsor, entered into a securities transfer agreement (“Securities Transfer Agreement”), pursuant to which, at a closing on June 19, 2024, the current sponsors, for an aggregate purchase price of $1.00, (i) purchased 3,542,305 founder shares from the former sponsor, certain investors who held the founder shares, and three previous independent directors of the Company, and (ii) purchased 3,940,825 private placement warrants from the former sponsor (the “Securities Transfer Transaction”).

On June 19, 2024, in connection with the Securities Transfer Transaction, the Company and the former sponsor entered into a letter agreement (the “Termination Letter”) terminating the administrative services agreement (the “Administrative Services Agreement”), dated November 30, 2021, by and between the Company and the former sponsor. Pursuant to the Termination Letter, the Company and the former sponsor agreed to irrevocably release, waive, and forever discharge the Company and its successors or assigns, the former sponsor and its members, directors, advisors, officers and its holding company, from any and all actions, compensations, fees and expenses, obligations and claims of all types and nature, including all sums that may be or have been accrued or outstanding, arising from or in connection with the Administrative Services Agreement.

On June 20, 2024, in connection with the Securities Transfer Transaction, the Company and the current sponsors entered into a joinder to a certain letter agreement, dated November 30, 2021 (the “Letter Agreement Joinder”) and a joinder to a certain registration rights agreement, dated November 30, 2021 (the “Registration Rights Agreement”). In addition, on June 21, 2024, the Company entered into an agreement (the “CPC Funds Indemnification Agreement”) to indemnify the current sponsors and their affiliates (each, a “Indemnitee”) from any claims made by the Company or a third party in respect of any investment opportunities sourced by an Indemnitee, any liability arising with respect to an Indemnitee’s activities in connection with the Company’s affairs, and that are provided without a separate written agreement between the Company and any Indemnitee. Such indemnity will provide that the Indemnitees cannot access the funds held in the Company’s trust account.

Also on June 20, 2024, in connection with the Closing of the Securities Transfer Transaction, Jin-Goon Kim resigned as the CEO and the interim CFO of the Company, and remained as the chairman of Board of the Company. Vikas Desai was appointed as the CEO and a director of the Company, and Merrick Friedman was appointed as the CFO of the Company. Enrique Klix was appointed as an independent director of the Company, and Young Cho was appointed as an independent director of the Company.

On December 27, 2024, Vikas Desai resigned as the CEO and a director of the Company; Merrick Friedman resigned as the CFO of the Company; Donghyun Han resigned as an independent director of the Company; Christina Favilla was appointed as an independent director of the Company; Niraj Javeri was appointed as an independent director of the Company; and Young Cho was appointed as the CEO of the Company. On January 3, 2025, Kwong Cho Ho was appointed as the CFO of the Company.

Mizuho Deferred Underwriting Fee Waiver

The underwriters in our IPO, of which Mizuho served as the representative, agreed to defer $8,650,000 in underwriting fees payable, which fees are payable upon the completion of our initial business combination (“Deferred Underwriting Fees”). In May 2024, we entered into a certain waiver with Mizuho (“Mizuho Waiver”), pursuant to which Mizuho agreed to waive the Deferred Underwriting Fees and agreed to forfeit all of the 300,300 founder shares it received as compensation in connection with the IPO. We believe that Mizuho was acting as the representative of all of the underwriters on the IPO, however, as a precautionary effort, we are in the process of obtaining a written confirmation from all other underwriters on the IPO, to confirm that the Deferred Underwriting Fees were waived under the Mizuho Waiver. We target to receive this waiver before the fourth quarter of 2025. As of the date of this Annual Report, the forfeiture of the 300,300 Class B ordinary shares has not yet been completed.

Change in Auditor

On June 27, 2024, the Company dismissed Marcum Asia CPAs LLP (“Marcum Asia”) as its independent registered public accounting firm to audit the Company’s financial statements, effective immediately. The dismissal of Marcum Asia was approved by the Audit Committee of the Company’s board of directors (the “Audit Committee”). On June 28, 2024, the Company engaged WithumSmith+Brown, PC (“Withum”) as its new independent registered public accounting firm. The engagement of Withum was approved by Audit Committee.

Status as a Public Company

We believe our structure may make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock, shares or other equity interests in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses may find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

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

Delisting from Nasdaq

On December 2, 2024, the Company received a notice from the staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that because the Company had not completed an initial business combination within 36 months of the effective date of its registration statement in connection with its IPO, it was not in compliance with Nasdaq listing rule IM 5101-2, and was therefore subject to delisting. Trading in the Company’s securities on Nasdaq was suspended at the opening of business on December 9, 2024, and trading of the Company’s securities on the over-the-counter market commenced shortly thereafter.

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

As described above under “Ability to Extend Time to Complete Business Combination,” subject to twelve one-month extensions (of which we have exercised eleven), we will have until April 16, 2025 to consummate an initial business combination. If our initial business combination is not consummated by April 16, 2025 (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and articles of association), then our existence will terminate, and we will distribute all amounts in the trust account.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Annual Report and know what types of businesses we are targeting. Our officers, directors and founder shareholders, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers, directors and founder shareholders. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsors or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the Company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). In addition, we paid our former sponsor $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team from November 30, 2021 until June 19, 2024 when we terminated such arrangement. Any such payments prior to our initial business combination will be made from funds held outside the trust account. A monthly fee of $3,000 was payable to Steven Norman as remuneration for his role as CFO and Co-President from December 3, 2021 until his resignation from such positions on March 28, 2024. Other than the foregoing, there will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our sponsors, officers or directors, or any affiliate of our sponsors or officers prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

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

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

For example, under the Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if:

●	We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then issued and outstanding (other than in a public offering);
●	Any of our directors, officers or substantial security holder (as defined by Nasdaq rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 1% or more (or 5% or more if the related party involved is classified as such solely because such person is a substantial security holder); or
●	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsors, founder shareholders, founder, directors, officers or their affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares or warrants our sponsors, founder shareholders, founder, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, any such privately negotiated purchases of shares may be effected at purchase prices that are no higher than the per share pro rata portion of the trust account. Further, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act or other federal securities laws. Such a purchase could include a contractual acknowledgement that such public shareholder, although still the record holder of such public shares or public warrants, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. Additionally, any such public shares purchased by our sponsors, founder shareholders, founder, directors, officers, advisors or their affiliates would not be voted in favor of approving the business combination.

In the event that our sponsors, founder, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. In addition, our sponsors, founder shareholders, founder, directors, officers, advisors or their affiliates would waive any redemption rights with respect to any public shares that they purchase in any such privately negotiated transactions.

The purpose of any such purchases of shares could be to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent the purchasers are subject to such reporting requirements. In addition, to the extent that our sponsors, founder shareholders, founder, directors, officers, advisors or their affiliates purchase any public shares as contemplated above, the Company will file a Current Report on Form 8-K prior to the extraordinary general meeting of shareholders to be held in connection with an initial business combination that will disclose:

●	the amount of such public shares purchased by our sponsors, founder shareholders, founder, directors, officers, advisors or their affiliates, along with the purchase price;
●	the purpose of the purchases by our sponsors, founder shareholders, founder, directors, officers, advisors or their affiliates;
●	the impact, if any, of the purchases by our sponsors, founder shareholders, founder, directors, officers, advisors or their affiliates on the likelihood that the business combination will be approved;
●	the identities of the public shareholders who sold to our sponsors, founder shareholders, founder, directors, officers, advisors or their affiliates (if not purchased on the open market) or the nature of the public shareholders (e.g., 5% security holders) who sold to our sponsors, founder shareholders, founder, directors, officers, advisors or their affiliates; and
●	the number of public shares for which the Company has received redemption requests in connection with the business combination.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsors, founder, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our founder shareholders, founder, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of proxy materials in connection with our initial business combination. Any purchases by our sponsors, founder shareholders, founder, directors, officers, advisors or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) of and Rule 10b-5 under the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, founder, officers, directors and/or their affiliates will not make purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Corporate Information

Our principal executive office is located at 4001 Kennett Pike, Suite 302, Wilmington, Delaware 19807, U.S.A, and our telephone number is (1) 302-803-6849.

Our corporate website address is www.tlgyacquisition.com. Our website and the information contained on, or that can be accessed through, the website are not deemed to be incorporated by reference in, and are not considered part of, this Annual Report. You should not rely on any such information in making your decision whether to invest in our securities.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then issued and outstanding public shares, subject to the limitations and on the conditions described herein. As of December 31, 2024, the amount in the trust account was $11.92 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions, if any, we will pay to the underwriters of our IPO. Our sponsors, officers, directors and other founder shareholders have, pursuant to written agreements with us, agreed to waive their redemption rights with respect to their founder shares and (other than for the representative of the underwriters of our IPO) any public shares they may hold in connection with the completion of our initial business combination.

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

The requirement that we provide our public shareholders with the opportunity to redeem their public shares by one of the two methods listed above are contained in our amended and restated memorandum and articles of association and will apply whether or not we maintain our registration under the Exchange Act or our listing on the Nasdaq. Such provisions may be amended by special resolution if approved by holders of at least 66.66% of our ordinary shares entitled to vote thereon, so long as we offer redemption in connection with such amendment.

If we provide our public shareholders with the opportunity to redeem their public shares in connection with a general meeting, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain an ordinary resolution under Cayman Islands law, being the affirmative vote of the holders of a majority of our ordinary shares represented in person or by proxy and entitled to vote thereon who attend and vote at a general meeting of the company. A quorum for such meeting will be present if the holders of one-third of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our sponsors, officers, directors and other founder shareholders will count toward this quorum and have agreed to vote their founder shares and (other than with respect to the representative of the underwriters) any public shares purchased during or after our IPO (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our founder shareholders’ founder shares, we would not need any public shares to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all issued and outstanding shares are voted). These quorum and voting thresholds, and the voting agreement of our sponsors, officers, directors and other founder shareholders, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until April 16, 2025 (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and articles of association), assuming we extend the period of time to consummate a business combination until such date.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our current amended and restated memorandum and articles of association provide that we will have until April 16, 2025 (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and articles of association), assuming we exercise twelve additional one-month extensions as described in our amended and restated memorandum and articles of association, to complete our initial business combination. If we do not complete our initial business combination within such period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our distributable redeemable warrants, which will expire worthless if we fail to complete our initial business combination by April 16, 2025, assuming we exercise all of our one-month extensions as described in our amended and restated memorandum and articles of association (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and articles of association).

Our sponsors, officers, directors and other founder shareholders have, pursuant to written agreements with us, waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination by April 16, 2025 (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and articles of association). However, if our founder shareholders acquire public shares in or after our IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by April 16, 2025 (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and articles of association).

Our sponsors, officers, directors and other founder shareholders have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our IPO (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and articles of association) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then issued and outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the trust account ($3,769 as of December 31, 2024), although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our IPO and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $11.92. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $11.92. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except for our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. We may have access to the amounts held outside the trust account ($3,769 as of December 31, 2024) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000) but these amounts may be spent on expenses incurred as a result of being a public company or due diligence expenses on prospective business combination candidates. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by April 16, 2025 (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and articles of association), subject to applicable law, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 16, 2025 (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and articles of association) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2024 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Item 1A. Risk Factors

As a smaller reporting company, we are not required to include risk factors in this Annual Report. For the complete list of risks relating to our Company and our operations, see the section titled “Risk Factors” contained in our prospectus filed with the SEC on December 3, 2021. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on our Company and our operations:

●	we are an early stage Company with no revenue or basis to evaluate our ability to select a suitable business target;
●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;
●	our expectations around the performance of a prospective target business or businesses may not be realized;
●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;
●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;
●	we may not obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;
●	you may not be given the opportunity to choose the initial business combination target or to vote on the initial business combination;
●	trust account funds may not be protected against third party claims or bankruptcy;
●	an active market for our public securities may not develop and you will have limited liquidity and trading;
●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to our initial business combination; and
●	our financial performance following a business combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows, earnings and experienced management.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements and numerous complex tax laws. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On January 24, 2024, the SEC adopted a series of new rules relating to SPACs (the “SPAC Rules”) requiring, among other items, (i) additional disclosures relating to SPAC business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and de-SPAC transactions; (iii) the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; and (iv) both the SPAC and the target company’s status as co-registrants on de-SPAC registration statements.

In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals.

Compliance with the SPAC Rules and related guidance may increase the costs of and the time needed to negotiate and complete an initial business combination and may constrain the circumstances under which we could complete an initial business combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

As described in the risk factor above entitled “Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations,” the SEC’s adopting release with respect to the SPAC Rules provided guidance describing the extent to which SPACs could become subject to regulation under the Investment Company Act and the regulations thereunder. Whether a SPAC is an investment company will be a question of facts and circumstances. If our facts and circumstances change over time, we will update our disclosure to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company. We can give no assurance that a claim will not be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, we may have to change our operations, wind down our operations, or register as an investment company under the Investment Company Act. Our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.
●	In addition, we may have imposed upon us burdensome requirements, including:
●	registration as an investment company;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not intend to spend a considerable amount of time actively managing the assets in the trust account for the primary purpose of achieving investment returns. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account have only been held as cash, including in demand deposit accounts at a bank, or invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination and may at any time be held as cash or cash items, including in demand deposit accounts at a bank. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with an amendment of our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within the completion window, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act.

Further, under the subjective test of a “investment company” pursuant to Section 3(a)(1)(A) of the Investment Company Act, even if the funds deposited in the trust account were invested in the assets discussed above (U.S. government securities or money market funds registered under the Investment Company Act), such assets, other than cash, are “securities” for purposes of the Investment Company Act and, therefore, nevertheless, there is a risk that we could be deemed an unregistered investment company and subject to the Investment Company Act at any time.

In the adopting release for the SPAC Rules, the SEC provided guidance that a SPAC’s potential status as an “investment company” depends on a variety of factors, such as a SPAC’s duration, asset composition, business purpose and activities and “is a question of facts and circumstances” requiring individualized analysis. If we were deemed to be an unregistered investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. Unless we are able to modify our activities so that we would not be deemed an investment company, we would either register as an investment company or wind-down and abandon our efforts to complete a business combination and instead liquidate the trust account. As a result, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders and would be unable to realize the potential benefits of an initial business combination, including the possible appreciation of the combined company’s securities.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the trust account, the interest earned, on the funds held in the trust account may be materially reduced, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

Since our IPO, we have held the funds in the trust account as cash, including in demand deposit accounts at a bank, or in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. U.S. government treasury obligations are considered “securities” for purposes of the Investment Company Act, while cash is not. As noted above, one of the factors the SEC identified as relevant to the determination of whether a SPAC which holds securities could potentially be deemed an “investment company” under the Investment Company Act is the SPAC’s duration. To mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our initial business combination or liquidation of the company. Following such liquidation, the rate of interest we receive on the funds held in the trust account may be materially decreased. However, interest previously earned on the funds held in the trust account still may be released to us for permitted withdrawals and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the company.

We expect to incur significant transaction and transition costs in connection with our initial business combination. If we fail to consummate a business combination, we may not have sufficient cash available to pay such costs.

We expect to incur significant, non-recurring costs in connection with consummating our initial business combination. Some of these costs are payable regardless of whether the business combination is completed. Our transaction expenses in connection with completing our initial business combination are currently estimated to be approximately $14.5 million. There may be other costs which have to be incurred. We do not currently have sufficient cash available to pay all of these fees and expenses and will likely not have sufficient cash to pay unless and until we complete an initial business combination transaction.

Cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss.

We face a multitude of cybersecurity threats, have experienced, and will continue to experience, cyber incidents in the normal course of business. Such cybersecurity threats could have a material adverse effect on our business, financial condition, operations, results of operations, performance, cash flows or reputation. We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Our service providers (including the transfer agent), and other business contacts may face similar cybersecurity threats, and a cybersecurity incident impacting these persons or entities could materially adversely affect our operations, performance and results of operations. Sophisticated and deliberate attacks on, or security breaches in, the systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

Since our securities are no longer traded on a national securities exchange, our securities will in all likelihood be thinly traded and as a result you may be unable to sell at or near ask prices or at all if you need to liquidate your securities.

On December 9, 2024, Nasdaq suspended the trading of our units, Class A ordinary shares and public warrants. Following the suspension, our securities began trading on the over-the-counter market and are listed on the OTC Pink tier of the OTC Marketplace under the symbols “TLGYU,” “TLGY” and “TLGYW,” respectively. As a result, we may face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

We cannot give you any assurance that a broader or more active public trading market for our securities will develop or be sustained, or that any trading levels will be sustained.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

As a blank check company, we have no operations and therefore do not have any operations of our own that face cybersecurity threats. However, we do depend on the digital technologies of third parties, and as noted in Item 1A. Risk Factors of this Annual Report, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors oversees risk for our Company, and prior to filings with the SEC, our board of directors reviews our risk factors, including the descriptions of the risks we face from cybersecurity threats, as described in Item 1A. Risk Factors of this Annual Report.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, Class A ordinary shares and redeemable warrants were each traded on the Nasdaq Global Market under the symbols “TLGYU,” “TLGY” and “TLGYW,” respectively, until December 9, 2024. Since then, our units, Class A ordinary shares and redeemable warrants have been traded on the over-the-counter market and quoted on the OTCPINK under the same symbols. Because we are quoted on the OTCPINK, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange. Further, quotations on the OTCPINK reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions.

Holders of Record

On February 18, 2025, there was one holder of record of our units, one holder of record of our Class A ordinary shares, six holders of record of our Class B ordinary shares and two holders of record of our public warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A ordinary shares and warrants are held of record by banks, brokers and other financial institutions.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offering

Unregistered Sales

In 2024, we did not sell any shares of stock that were not registered under the Securities Act of 1933, as amended.

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

On December 8, 2021, we consummated the closing of the sale of an additional 3,000,000 units (the “Option Units”) at $10.00 per Option Unit, pursuant to the full exercise of over-allotment option by the underwriters of our IPO, generating gross proceeds of $30,000,000. We also consummated the closing of the sale of an additional 600,000 private placement warrants at $1.00 per private placement warrant (“Additional Private Placement Warrants”) to the former sponsor, generating gross proceeds of $600,000.

We paid a total of $4,000,000 in underwriting fees and $1,533,689 for other costs and expenses related to our IPO. In addition, the underwriters agreed to defer $8,650,000 in underwriting fees and such fees are payable upon the completion of our initial business combination (“Deferred Underwriting Fees”). In May 2024, we entered into a certain waiver with Mizuho (“Mizuho Waiver”), pursuant to which Mizuho agreed to waive the Deferred Underwriting Fees and agreed to forfeit all of the 300,300 founder shares it received as compensation in connection with the IPO. We believe that Mizuho was acting as the representative of all of the underwriters on the IPO, however, as a precautionary effort, we are in the process of obtaining a written confirmation from all other underwriters on the IPO, to confirm that the Deferred Underwriting Fees were waived under the Mizuho Waiver. We target to receive this waiver before the fourth quarter of 2025. As of the date of this Annual Report, the forfeiture of the 300,300 Class B ordinary shares has not yet been completed.

An aggregate of $234,600,000 of the proceeds from our IPO (including the Option Units) and the private placement with the former sponsor (including the Additional Private Placement Warrants) was placed in the trust account. There has been no material change in the planned use of proceeds from our IPO as described in our prospectus filed with the SEC on December 3, 2021.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections of this Annual Report entitled “Risk Factors” and “Forward-Looking Statements” and elsewhere in this Annual Report.

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

Termination of Verde Bioresins Merger Agreement

The Company and the former sponsor entered into an Agreement and Plan of Merger, as amended (the “Merger” Agreement) on June 21, 2023, as amended on August 11, 2023, with Virgo Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), Verde Bioresins, Inc., a Delaware corporation (“Verde”). On March 12, 2024, the Company received a termination notice (the “Termination Notice”) from Verde stating that Verde was exercising its right to terminate the Merger Agreement (the “Termination”) and all ancillary agreements, pursuant to Section 10.01(c) of the Merger Agreement. On March 18, 2024, the Company responded to the Termination Notice and agreed to a termination of the Merger Agreement, but disputed the grounds for the termination of the Merger Agreement. As a result of the agreed upon termination of the Merger Agreement, the Acquiror Support Agreement entered among the Company, Verde and the former sponsor dated June 21, 2023, the Company Support Agreement between Humanitario Capital LLC, the Company and Verde dated June 21, 2023, and Sponsor Share Restriction Agreement entered among the Company, Verde and the former sponsor dated June 21, 2023, automatically terminated. The Company has continued to evaluate other possible business combination targets.

Changes in Control of Registrant

On April 16, 2024, the Company, the former sponsor, TLGY Holdings LLC, which is the holding company of the former sponsor, the current sponsors, the current sponsors being stakeholders of economic interests in the former sponsor, entered into a securities transfer agreement (“Securities Transfer Agreement”), pursuant to which, at a closing on June 19, 2024, the current sponsors, for an aggregate purchase price of $1.00, (i) purchased 3,542,305 founder shares from the former sponsor, certain investors who held the founder shares, and three previous independent directors of the Company, and (ii) purchased 3,940,825 private placement warrants from the former sponsor (the “Securities Transfer Transaction”).

On June 19, 2024, in connection with the Securities Transfer Transaction, the Company and the former sponsor entered into a letter agreement (the “Termination Letter”) terminating the administrative services agreement (the “Administrative Services Agreement”), dated November 30, 2021, by and between the Company and the former sponsor. Pursuant to the Termination Letter, the Company and the former sponsor agreed to irrevocably release, waive, and forever discharge the Company and its successors or assigns, the former sponsor and its members, directors, advisors, officers and its holding company, from any and all actions, compensations, fees and expenses, obligations and claims of all types and nature, including all sums that may be or have been accrued or outstanding, arising from or in connection with the Administrative Services Agreement.

On June 20, 2024, in connection with the Securities Transfer Transaction, the Company and the current sponsors entered into a joinder to a certain letter agreement, dated November 30, 2021 (the “Letter Agreement Joinder”) and a joinder to a certain registration rights agreement, dated November 30, 2021 (the “Registration Rights Agreement”). In addition, on June 21, 2024, the Company entered into an agreement (the “CPC Funds Indemnification Agreement”) to indemnify the current sponsors and their affiliates (each, a “Indemnitee”) from any claims made by the Company or a third party in respect of any investment opportunities sourced by an Indemnitee, any liability arising with respect to an Indemnitee’s activities in connection with the Company’s affairs, and that are provided without a separate written agreement between the Company and any Indemnitee. Such indemnity will provide that the Indemnitees cannot access the funds held in the Company’s trust account.

Also on June 20, 2024, in connection with the Closing of the Securities Transfer Transaction, Jin-Goon Kim resigned as the CEO and the interim CFO of the Company, and remained as the chairman of Board of the Company. Vikas Desai was appointed as the CEO and a director of the Company, and Merrick Friedman was appointed as the CFO of the Company. Enrique Klix was appointed as an independent director of the Company, and Young Cho was appointed as an independent director of the Company.

On December 27, 2024, Vikas Desai resigned as the CEO and a director of the Company; Merrick Friedman resigned as the CFO of the Company; Donghyun Han resigned as an independent director of the Company; Christina Favilla was appointed as an independent director of the Company; Niraj Javeri was appointed as an independent director of the Company; and Young Cho was appointed as the CEO of the Company. On January 3, 2025, Kwong Cho Ho was appointed as the CFO of the Company.

Mizuho Deferred Underwriting Fee Waiver

The underwriters in our IPO, of which Mizuho served as the representative, agreed to defer $8,650,000 in underwriting fees payable, which fees are payable upon the completion of our initial business combination (“Deferred Underwriting Fees”). In May 2024, we entered into a certain waiver with Mizuho (“Mizuho Waiver”), pursuant to which Mizuho agreed to waive the Deferred Underwriting Fees and agreed to forfeit all of the 300,300 founder shares it received as compensation in connection with the IPO. We believe that Mizuho was acting as the representative of all of the underwriters on the IPO, however, as a precautionary effort, we are in the process of obtaining a written confirmation from all other underwriters on the IPO, to confirm that the Deferred Underwriting Fees were waived under the Mizuho Waiver. We target to receive this waiver before the fourth quarter of 2025. As of the date of this Annual Report, the forfeiture of the 300,300 Class B ordinary shares has not yet been completed.

Change in Auditor

On June 27, 2024, the Company dismissed Marcum Asia as its independent registered public accounting firm to audit the Company’s financial statements, effective immediately. The dismissal of Marcum Asia was approved by the Company’s Audit Committee. On June 28, 2024, the Company engaged Withum as its new independent registered public accounting firm. The engagement of Withum was approved by Audit Committee.

Delisting from Nasdaq

On December 2, 2024, the Company received a notice from the staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that because the Company had not completed an initial business combination within 36 months of the effective date of its registration statement in connection with its IPO, it was not in compliance with Nasdaq listing rule IM 5101-2, and was therefore subject to delisting. Trading in the Company’s securities on Nasdaq was suspended at the opening of business on December 9, 2024, and trading of the Company’s securities on the over-the-counter market commenced shortly thereafter.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2024were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, since the completion of our Initial Public Offering, searching for a target to consummate an initial business combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2024, we had net income of $1,986,072, which was primarily due to interest income on funds held in Trust of $2,598,427, and forgiveness of debt of $623,776 partially offset by a change in fair value of derivative warrant liabilities of $104,694 and general and administrative costs of $1,131,437.

For the year ended December 31, 2023, we had net income of $3,445,826, which was primarily due to a change in fair value of derivative warrant liabilities of $99,215and interest income on funds held in Trust of $5,072,178, which was partially offset by general and administrative costs of $1,725,567.

Liquidity and Capital Resources

On December 3, 2021, we consummated our IPO of 20,000,000 units at a price of $10.00 per unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of our IPO, we consummated the sale of 10,659,500 private placement warrants to our sponsor at a price of $1.00 per private placement warrant generating gross proceeds of $10,659,500.

On December 8, 2021, we consummated the closing of the sale of an additional 3,000,000 Option Units at $10.00 per Option Unit, pursuant to the full exercise of over-allotment option by the underwriters of our IPO, generating gross proceeds of $30,000,000. We also consummated the closing of the sale of an additional 600,000 private placement warrants at $1.00 per private placement warrant (“Additional Private Placement Warrants”) to our sponsor, generating gross proceeds of $600,000. An aggregate of $234,600,000 of the proceeds from our IPO (including the Option Units) and the private placement with our sponsor (including the Additional Private Placement Warrants) was placed in the trust account. We incurred $14,183,689 in transaction costs, including $4,000,000 of underwriting fees paid at our IPO, $8,650,000 of deferred underwriting fees (the “Deferred Underwriting Fees”) and $1,533,689 of offering expenses. In May 2024, we entered into a certain waiver with Mizuho (“Mizuho Waiver”), pursuant to which Mizuho agreed to waive the Deferred Underwriting Fees and agreed to forfeit all of the 300,300 founder shares it received as compensation in connection with the IPO. We believe that Mizuho was acting as the representative of all of the underwriters on the IPO, however, as a precautionary effort, we are in the process of obtaining a written confirmation from all other underwriters on the IPO, to confirm that the Deferred Underwriting Fees were waived under the Mizuho Waiver. We target to receive this waiver before the fourth quarter of 2025. As of the date of this Annual Report, the forfeiture of the 300,300 Class B ordinary shares has not yet been completed.

On February 27, 2023, the Company reported in a Form 8-K, amongst others, that following the Extraordinary General Meeting of the Company held on February 23, 2023, approving the amendment to the amended and restated memorandum and articles of association, 15,681,818 ordinary shares of the Company were rendered for redemption. The ordinary shares were redeemed at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust Account deposits (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding ordinary share. The per-share redemption amount has been calculated to be approximately $10.40 per share.

On October 19, 2023, the Company reported in a Form 8-K that following the Annual General Meeting of the Company held on October 17, 2023, approving a further amendment to the amended and restated memorandum and articles of association, 1,395,317 ordinary shares of the Company were rendered for redemption. The ordinary shares were redeemed at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust Account deposits (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding ordinary share. The per-share redemption amount has been calculated to be approximately $10.96 per share.

On April 16, 2024, the Company reported in a Form 8-K that following the extraordinary general meeting (the “Extraordinary General Meeting”) of the Company held on April 16, 2024, approving a further amendment to the amended and restated memorandum and articles of association, 2,205,658 ordinary shares of the Company were rendered for redemption. The ordinary shares were redeemed at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust Account deposits (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding ordinary share. The per-share redemption amount has been calculated to be approximately $11.33 per share.

As of December 31, 2024, we had cash and investments held in the trust account of $44,332,605. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (excluding deferred underwriting commissions), to complete our initial business combination. We may withdraw interest to pay our taxes, if any. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2024, we had cash held outside the trust account of $3,769 and a working capital deficit of $4,419,764. We intend to use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

As of December 31, 2024, we had cash of $3,769 and working capital deficit of $4,419,764. We have determined that if we are unable to raise additional funds to alleviate liquidity needs or complete a Business Combination by the April 16, 2025 (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and article of association, the “Combination Period”), then the Company will cease all operations except for the purpose of liquidating. There is no assurance that our plans to consummate a Business Combination will be successful within the Combination Period. The working capital deficit, liquidity conditions and mandatory liquidation raise substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-balance Sheet Arrangements; Commitments and Contractual Obligations

As of December 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein.

Contractual Obligations

Administrative Services Agreement

In accordance with the terms of the Administrative Services Agreement entered into connection with our IPO, we agreed to pay our former sponsor $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team commencing on November 30, 2021, and until the earlier of the completion of our initial business combination or liquidation. On June 19, 2024, the Company and the former sponsor entered into the Termination Letter terminating the Administrative Services Agreement. Pursuant to the Termination Letter, the Company and the former sponsor agreed to irrevocably release, waive, and forever discharge the Company and its successors or assigns, the former sponsor and its members, directors, advisors, officers and its holding company, from any and all actions, compensations, fees and expenses, obligations and claims of all types and nature, including all sums that may be or have been accrued or outstanding, arising from or in connection with the Administrative Services Agreement.

Registration Rights

The holders of the founder shares, private placement warrants and any warrants that may be issued upon conversion of the working capital loans and loans made to extend our time period for consummating an initial business combination (and in each case holders of their component securities, as applicable) will have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement signed on November 30, 2021, as supplemented by a joinder to the registration rights agreement on June 20, 2024, requiring us to register such securities for resale (in the case of the founder shares, only after conversion to our Class A ordinary shares). The holders of these securities, including our former sponsor and current sponsors, are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters of our IPO were entitled to a cash underwriting discount of 2.0% of the gross proceeds of the IPO, or $4,000,000, which was paid at the closing of the IPO. In addition, the underwriters have agreed to defer underwriting commissions of 3.5% of the gross proceeds of the IPO of 20,000,000 units and underwriting commissions of 5.5% of the gross proceeds of the over-allotment option units of 3,000,000 units, or $8,650,000 in aggregate (the “Deferred Underwriting Fees”), which will be paid to the underwriters from the funds held in the trust account upon and concurrently with the completion of our initial business combination. In May 2024, we entered into a certain waiver with Mizuho (“Mizuho Waiver”), pursuant to which Mizuho agreed to waive the Deferred Underwriting Fees and agreed to forfeit all of the 300,300 founder shares it received as compensation in connection with the IPO. We believe that Mizuho was acting as the representative of all of the underwriters on the IPO, however, as a precautionary effort, we are in the process of obtaining a written confirmation from all other underwriters on the IPO, to confirm that the Deferred Underwriting Fees were waived under the Mizuho Waiver. We target to receive this waiver before the fourth quarter of 2025. As of the date of this Annual Report, the forfeiture of the 300,300 Class B ordinary shares has not yet been completed.

Legal Fees

The Company has an agreement in place whereby if its prior legal counsel for the Company’s IPO assists in the initial business combination, payment of their charges plus a success premium to be agreed is contingent on a successful de-SPAC closing or recovery under certain cost coverage provisions in the merger agreement. In connection with the Securities Transfer Transaction, the Company entered into a waiver with the Company’s prior legal counsel on May 2, 2024. Pursuant to the waiver, the Company shall pay its prior legal counsel a sum of $130,000 as full and final payment for all remaining costs and expenses of all kinds and nature incurred under and pursuant to their engagement, solely in the event of a consummation by the Company of its initial business combination. In accordance with ASC 805, Business Combinations, this fee will not be recorded until such time as a Business Combination is consummated.

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

In November 2023, the FASB issued Accounting Standards Update 2023-07 – Segment Reporting – Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This update requires public entities to disclose its significant segment expense categories and amounts for each reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. As of December 31, 2024, the Company reported its operations as a single reportable segment, noting no disaggregation of Company activities, management or allocation of resources by geographic region, business activity or organizational method, thus this new guidance does not affect the disclosures.

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

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Annual Report and is included herein by reference.

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

As of December 31, 2024, as required by Rules 13a - 15 and 15d - 15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our CEO and CFO concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective, due to the material weaknesses in our internal control over financial reporting related to our accounting for complex financial instruments, as previously disclosed in our Annual Report Form 10-K/A for the year ended December 31, 2023. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, we concluded that our internal control over financial reporting is not effective as of December 31, 2024 due to the material weakness in our internal control over financial reporting related to our accounting for complex financial instruments described above.

This Annual Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by the Annual Report on Form 10 - K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Other Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Officers and Directors

As of the date of this Annual Report, our officers and directors were as follows:

Name	Age	Position
Jin-Goon Kim	57	Chairman; Director
Young Cho	49	Chief Executive Officer; Executive Director
Kwong Cho Ho	38	Chief Financial Officer
Christina Favilla	57	Independent Director
Enrique Klix	56	Independent Director
Niraj Javeri	43	Independent Director

Jin-Goon Kim, Chairman

Mr. Jin-Goon Kim is our Founder and has been the Chairman of the Board since the Company’s founding. Mr. Kim also served as the Company’s Chief Executive Officer from its founding until June 19, 2024. Mr. Kim has two decades of senior leadership experience in private equity investment and as a serial transformational CEO in industry leading public and private companies. He has made important industry contributions and notable achievements as a CEO, which have been recognized by the Outstanding Growth award at the 2009 TPG Annual CEO Conference, 2009 Dealership Group of the Year and 2012 Most Innovative Business Model from 21st Century Media Group, a leading Chinese financial media group, and 2010 Top Ten Men of the Year in the Auto Retail Industry in a forum co-sponsored by top Chinese media and industry associations.

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

Young Cho, Chief Executive Officer, Executive Director

Young Chois our Chief Executive Officer and serves on our Board of Directors as an Executive Director. Mr. Cho was an independent director of the Company from June 20, 2024 until he became the Chief Executive Officer on December 27, 2024. Mr. Cho is the Founder& CEO and a board member of Blockhouse Digital Holdings LP, an asset management firm that specializes in collateralized lending and yield generating strategies in the crypto markets. From August 2022 to January 2024, Mr. Cho served as chief financial officer of Swirlds Labs, which performs software development. Prior to Swirlds Labs, Mr. Cho was chief financial officer of Hedera Hashgraph LLC, a proof-of-stake public network powered by hashgraph consensus, where he served from April 2021 to August 2022. While at Hedera, Mr. Cho served as the chief financial officer and a member of the board of directors of Mount Rainier Acquisition Corp. (Nasdaq: RNER), a Nasdaq listed SPAC that acquired HUB Cyber Security for $1.2 billion in 2023, from February 2021 to March 2023. Prior to Hedera, Mr. Cho was chief investment officer of Abra, a digital consumer wallet where users can buy, sell, and earn rewards on their cryptocurrency holdings, from April 2020 to April 2021. Prior to Abra, Mr. Cho was chief financial officer of Celsius Network from April 2019 to January 2020 and chief financial officer of Alt Lending from January 2018 to April 2019, both companies were involved in the lending of cryptocurrencies. Prior to that, Mr. Cho held several positions in investment banks. Mr. Cho was an Executive Director at UBS Private Finance from March 2010 to May 2012, responsible for originating loans for M&A, capex, and working capital for medium sized private companies and for Ultra HNW clients. Prior to UBS, Mr. Cho was co-founder and Managing Director at Newtonian Capital, a multi-strategy hedge fund focusing on event-driven strategies based in Hong Kong. Prior to Newtonian, Mr. Cho was a Director at Citigroup Global Special Situations Group, where he invested Citigroup’s proprietary capital in the debt and equity of distressed corporates and special situation investments. Mr. Cho started his career as an analyst at Salomon Brothers Fixed Income Quantitative Research group. Mr. Cho has a BS in Electrical Engineering from Cornell, a Masters in Financial Engineering from Cornell, and a MPA in Economic Policy Management from Columbia.

Kwong Cho-Ho, Chief Financial Officer

Mr. Cho-Ho Kwong has been our Chief Financial Officer since January 3, 2025. Mr. Kwong had an extensive career with Deloitte & Touche (“Deloitte”) in London and Hong Kong, a global consulting firm, from 2009 to 2021. At Deloitte, he was a Director of the Cross Broader M&A Advisory Group. Mr. Kwong is a qualified ICAEW Chartered Accountant. Mr. Kwong holds a degree in Accounting and Finance from the University of Manchester in England.

Christina Favilla, Independent Director

Christina Favilla has been an independent director since December 27, 2024. Ms. Favilla is an independent board member for Priority Technology Holdings, Opportunity Financial and Citizens State Bank of Ouray Colorado, where she is a member of Audit and Compensation Committees and Chair of the Nominating and Governance Committee. As an advisor to accomplished Fintech companies, in public and private markets, focused on the financial services and payments industry, Ms. Favilla joined Ocrolus, in September 2020, one of the fastest growing Fintech companies in the U.S., blending financial documentation and machine learning. Ms. Favilla from July 2017 to September 2019 was the chief operating officer (“COO”) of Sterling National Bank and from February 2012 to June 2017, the COO of GE Capital North America, a financial segment of General Electric Company, representing $100 billion in served assets across Canada, Mexico and the United States. Ms. Favilla combined her people leadership and process disciplines and regulatory background to safely process over 3 million financial transactions each year. Ms. Favilla led a diverse team of 2,500 people across 33 locations and interacted with over 20,000 vendors. Ms. Favilla was a key member of the divestiture team at GE, leading the separation activities of the largest corporate reorganization in US market history. Prior to joining GE Capital, Ms. Favilla served as President of Bank of New Castle and President of Discover Bank, the banking arm of Discover Financial Services, offering online banking, credit card and home loan services, from 2006 through 2012. As President of Discover Bank, Ms. Favilla deployed the funding strategy to successfully launch the initial public offering of Discover Financial Services from Morgan Stanley. Ms. Favilla is a former board member of the American Bankers Association Government Relations Committee and Banking Council in Washington DC. Ms. Favilla’s community and not for profit engagements include chair of the Delaware Financial Literacy Institute, Delaware Chamber of Congress, Delaware Bankers Association and Danbury Chamber of Congress. Ms. Favilla received her Bachelor’s degree in International Studies from Marymount College and received a Master’s degree in Business Administration from Fordham University. We believe Ms. Favilla is qualified to serve on our board based on her academic and practical experience in the areas of finance, compensation, and corporate governance.

Enrique Klix, Independent Director

Enrique Klix has been an independent director since December 27, 2024. Mr. Klix has served as the Chief Executive Officer and one of the directors of Integral Acquisition Corporation 1 (Nasdaq: INTE), a special purpose acquisition company, since its inception in February 2021. Integral Acquisition Corporation 1 is a Nasdaq-listed entity in the process of a $300 million merger with Flybondi, a prominent low-cost airline operating in Latin America. Mr. Klix has significant international experience after being based in Australia, Europe, and Latin America for more than 30 years. Mr. Klix has a track record of successfully leading and advising corporations and governments on turnarounds, mergers and acquisitions, capital market transactions, operational and financial restructuring, and greenfield start-ups with an aggregate value in excess of $30 billion. Between January 2019 and July 2020, Mr. Klix served as Orora Cartons Australia’s General Manager (ASX: ORA). Under his leadership, the business went through a successful operational, commercial, and financial turnaround before being sold to Nippon Paper. Between 2014 and 2016, Mr. Klix served as Senior Vice President at McKinsey & Co.’s recovery and transformation division in Australia and New Zealand. Mr. Klix also served as Chief Financial Officer and Deputy Chief Executive Officer of McColl’s Transport between 2009 and 2014. Under his tenure, McColl’s Transport was recognized as the “Turnaround of the Year” in 2012 by the Turnaround Management Association (TMA), before being sold to a private equity consortium led by Kohlberg Kravis Roberts & Co. Mr. Klix was an investor in TrademarkVision, an Australian company that utilized image recognition and artificial intelligence technology for trademark searches and protection. In 2018 TrademarkVision was acquired by Clarivate Analytics (NYSE: CLVT), and Mr. Klix was instrumental in supporting the company through the acquisition. He is an active seed and pre-initial public offering investor in Australia and other geographies, including minority equity stakes in Groundfloor (Last K Ventures Pty. Ltd.) and Miso Robotics. Prior to moving to Australia, Mr. Klix worked for ten years as an investment banker for Salomon Smith Barney (now Citigroup (NYSE: C)) and Dresdner Kleinwort Benson in London focused on servicing telecommunications companies across Europe on mergers and acquisitions, and debt and equity capital markets transactions. Mr. Klix also played lead roles in the initial and secondary public offerings of many energy, telecommunications and beverage companies such as Enel S.p.A. (BIT: ENEL), Energias de Portugal, S.A. (ELI: EDP), and CompañíaCervecerías Unidas, S.A. (NYSE: CCU). Mr. Klix is also a director of Klix II Pty. Ltd. Mr. Klix holds a degree in Economics from the Universidad Católica Argentina and an MBA from the University of Cambridge in England.

Niraj Javeri, Independent Director

Niraj Javeri has been an independent director since December 27, 2024. Mr. Javeri is currently the Chief Financial Officer at Lancium Inc, an energy technology company building infrastructure and technical solutions that enable gigawatt scale data centers to be built on its campuses. He is based in San Francisco, California. Previously, Mr. Javeri was the Vice President of Strategy at Zymergen, a science and material innovation company. Between 2010 and 2019 Mr. Javeri worked for Kohlberg Kravis Roberts & Co. (“KKR”) (NYSE: KKR) in New York, Sydney, and San Francisco as part of the Special Situations team, where he sourced, diligenced, executed, and monitored investments made across a number of funds managed by KKR. Previously, Mr. Javeri was with One East Partners in London and New York, where he invested across industries in event-driven and value equities, distressed debt, and private deals. Prior to that, he worked at Goldman Sachs & Co in the Principal Investment Area where he worked on private equity investments, and at Deutsche Bank in both the Leveraged Finance and Technology investment banking groups. Mr. Javeri received a B.S. from Cornell University in Electrical and Computer Engineering, and an M.S. from Stanford University in Management Science and Engineering.

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

Director Independence

We were listed on Nasdaq until December 9, 2024 and follow Nasdaq’s listing standards with regard to director independence and board committee composition. Nasdaq listing standards require that a majority of our board of directors be independent, subject to phase-in rules and a limited exception. Under the Nasdaq listing standards, an “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship with the company which in the opinion of the company’s board of directors, could interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Ms. Christina Favilla, Mr. Enrique Klix and Mr. Niraj Javeri is an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. In addition, prior to their departure from the board of directors in 2024, our board of directors determined that each of Dr. Shrijay Vijayan, Donghyun Han and Hyunchan Cho were an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules.

Officer and Director Compensation

A monthly fee of $3,000 was payable to Steven Norman as remuneration for his role as CFO and Co-President from December 3, 2021 until his resignation from such positions on March 28, 2024. Other than the foregoing, none of our officers or directors have received any cash compensation for services rendered to us in 2024.Our sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsors, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

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

Audit Committee

Ms. Christina Favilla, Mr. Enrique Klix and Mr. Niraj Javeri serve as members of our audit committee. Mr. Niraj Javeri serves as the chair of the audit committee.

Under Nasdaq listing standards and applicable SEC rules, all the directors on the audit committee must be independent. Each member of the audit committee is financially literate and our board of directors has determined that Niraj Javeri qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;” reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and;
●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities;

Compensation Committee

Ms. Christina Favilla, Mr. Enrique Klix and Mr. Niraj Javeri serve as members of our compensation committee. Mr. Enrique Klix serves as the chair of the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;
●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, other than as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, founder, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Nominating and Corporate Governance Committee

Ms. Christina Favilla, Mr. Enrique Klix and Mr. Niraj Javeri serve as members of our nominating and corporate governance committee. Ms. Christina Favilla serves as the chair of the nominating and corporate governance committee.

We have adopted a nominating and corporate governance committee charter, which details the principal functions of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;
●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and
●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2024, each of Christina Favilla and Niraj Javeri failed to timely file a Form 3.

Code of Business Conduct and Ethics, Insider Trading Policy and Committee Charters

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Business Conduct and Ethics as an exhibit to this Annual Report. You will be able to review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics and the charters of the committees of our board of directors will be provided without charge upon request from us. If we make any amendments to our Code of Business Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or other rules, we will disclose the nature of such amendment or waiver on our website, www.tlgyacquisition.com. The information included on our website is not incorporated by reference into this Annual Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

We also have an insider trading and dissemination of insider information policy governing the purchase, sale, and other disposition of our securities by our directors, officers, and employees as well as by the Company that we believe is reasonably designed to promote compliance with insider trading laws, rules, and regulations and listing standards applicable to the Company. A copy of our insider trading policy is filed as Exhibit 19 to this Annual Report.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;
●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;
●	directors should not improperly fetter the exercise of future discretion;
●	duty to exercise powers fairly as between different sections of shareholders;
●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and
●	duty to exercise independent judgment.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including affiliates of our sponsor and to certain companies in which such officers or directors have invested or will invest. Subject to his or her fiduciary duties under Cayman Islands law, none of our officers and directors who are also officers of our sponsor and/or employees of its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject always to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Type of Business	Affiliation
Jin-Goon Kim	DongDu International Group Longhua Innovation Capital Limited Longhua Innovation Capital Investment TLGY Holdings LLC	Real estate Investment holding Investment holding Investment holding	Independent Director of the board and serves in the nomination committee Sole director Manager Manager

Young Cho	Blockhouse Digital Holdings LP	asset management	Chief Executive Officer, Director

Christina Favilla	Priority Technology Holdings Opportunity Financial Citizens State Bank of Ouray Colorado Ocrolus	Payments Consumer lending Banking Fintech

Member of Audit and Compensation Committees and Chair of the Nominating and Governance Committee

Member of Audit and Compensation Committees and Chair of the Nominating and Governance Committee

Director

Director

Enrique Klix	Integral Acquisition Corporation 1 Klix II Pty. Ltd.	SPAC Consulting and investment	Chief Executive Officer, Director Director

Niraj Javeri	Lancium Inc	energy technology	Chief Financial Officer

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our initial founder shareholders purchased founder shares prior to the date of this Annual Report and purchased private placement warrants in a transaction that closed simultaneously with the closing of our IPO. Our sponsors, officers, directors and other founder shareholders have, pursuant to written agreements with us, agreed to waive their redemption rights with respect to their founder shares and (other than with respect to the representative of the underwriters) public shares in connection with the completion of our initial business combination. Additionally, our sponsors, officers, directors and other founder shareholders have agreed to, pursuant to written agreements with us, waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Furthermore, our sponsors, officers, directors and other founder shareholders have agreed, pursuant to written agreements with us, not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of our initial business combination or (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lockup. The private placement warrants (including the Class A ordinary shares issuable upon exercise of the private placement warrants) will not be transferable until 30 days following the completion of our initial business combination. Because each of our officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.
●	Certain individuals involved in our acquisition process, including our founder Jin-Goon Kim, do not have fiduciary or contractual duties to us that prevent them from presenting business opportunities to other entities or otherwise acting against our best interests. Their fiduciary and contractual duties to other entities may present a conflict of interest.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our founder, sponsors, officers or directors or completing the business combination through a joint venture or other form of shared ownership with our founder, sponsors, officers or directors. In the event that we seek to complete our initial business combination with a business combination target that is affiliated with our founder, sponsors, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking which is a member of FINRA or a valuation or appraisal firm, that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination, other than the monthly fee of $3,000 payable to Steven Norman as remuneration for his role as CFO and Co-President from December 3, 2021 until his resignation from such positions on March 28, 2024.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public shareholders for a vote, our sponsors, officers, directors and other founder shareholders have, pursuant to written agreements with us, agreed to vote their founder shares, and they and the other members of our management team have agreed to vote their founder shares and any shares purchased during or after the IPO in favor of our initial business combination.

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

Item 11. Executive Compensation.

A monthly fee of $3,000 was payable to Steven Norman as remuneration for his role as CFO and Co-President from December 3, 2021 until his resignation from such positions on March 28, 2024. Mr. Norman is no longer be paid any monthly fee. In addition, our sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 5, 2025 with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;
●	each of our officers and directors; and
●	all our officers and directors as a group.

The following table is based on 9,467,207 ordinary shares outstanding on March 5, 2025, of which 3,717,207 were Class A ordinary shares and 5,750,000 were Class B ordinary shares. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Annual Report.

	Class A		Class B
	Ordinary Shares		Ordinary Shares		Approximate
	Number of		Number of		Percentage of
	Shares	Approximate	Shares	Approximate	Outstanding
	Beneficially	Percentage	Beneficially	Percentage	Common
Name and Address of Beneficial Owner	Owned	of Class	Owned(1)	of Class	Stock
Sponsors
CPC Sponsor Opportunities 1, LP (2)	—	—	2,248,789	39.1%	23.8%
CPC Sponsor Opportunities 1 (Parallel), LP (3)	—	—	1,877,426	32.7%	19.8%
TLGY Sponsors LLC (4)	—	—	233,917	11.2%	6.8%

Officers and Directors
Jin-Goon Kim (4)			981,552	17.1%	10.4%
Young Cho	—	—	—	—	—
Kwong Cho Ho	—	—	—	—	—
Enrique Klix	—	—	—	—	—
Christina Favilla	—	—	—	—	—
Niraj Javeri	—	—	—	—	—
All executive officers and directors as a group (6 individuals)	—	—	981,552	17.1%	10.4%

Other 5% Holders
Mizuho Financial Group Inc. (5)	31,639	*	300,300	5.2%	3.5%
First Trust Capital Management L.P. (6)	334,549	9.0%	—	—	3.5%
Polar Asset Management Partners Inc (7)	200,000	5.4%			2.1%
Wolverine Asset Management, LLC (8)	365,828	9.8%	—	—	3.9%
Glazer Capital, LLC (9)	423,921	11.4%	—	—	4.5%
Westchester Capital Management, LLC (10)	519,000	13.4%	—	—	5.5%
Meteora Capital, LLC (11)	219,060	5.9%	—	—	2.3%

* Less than one percent.

(1)

Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities” in the prospectus for our IPO.

(2)

CPC Sponsor Opportunities 1, LP (“CPCSO”) directly owns 1,930,556 Class B ordinary shares and 318,233 Class B ordinary shares indirectly, through its ownership interest in the former sponsor. Carnegie Park Capital LLC (“CPC”) is the manager of CPCSO and has investment and dispositive power over the shares held by the registered holder. Edward Tsun-Wei Chen is the Managing Partner of CPC and may be deemed to have voting and investment control with respect to the shares owned by CPCSO. The address of the Managing Partner of CPC is 200 East 94th Street, #2109, New York, New York 10128.

(3)

CPC Sponsor Opportunities 1 (Parallel), LP (“CPC Parallel”) directly owns 1,611,749 Class B ordinary shares and 265,677 Class B ordinary shares indirectly, through its ownership interest in the former sponsor. CPC is the manager of CPC Parallel and has investment and dispositive power over the shares held by the registered holder. Edward Tsun-Wei Chen is the Managing Partner of CPC and may be deemed to have voting and investment control with respect to the shares owned by CPC Parallel. The address of the Managing Partner of CPC is 200 East 94th Street, #2109, New York, New York 10128.

(4)

The former sponsor is the record holder of 233,917 Class B ordinary shares reported herein. TLGY Holdings LLC, which is the parent company of the former sponsor (“TLGY Holdings”) is the record holder of 408,083 Class B ordinary shares reported herein. The Kim Revocable Family Trust (“Kim Family Trust”) is the record holder of 339,552 Class B ordinary shares reported herein. Jin-Goon Kim is the manager of TLGY Holdings, which is the manager of the former sponsor, and has joint voting and investment discretion with respect to the shares held of record by the former sponsor. Jin-Goon Kim is the trustee of the Kim Family Trust and is among the beneficiaries of the trust. Accordingly, the shares held by the former sponsor, TLGY Holdings and the Kim Family Trust may be deemed to be beneficially owned by Jin-Goon Kim.

(5)

According to a Schedule 13G filed on February 14, 2025, on behalf of Mizuho Financial Group, Inc. The shares reported herein may include the Class B ordinary shares held by Mizuho, which have not yet been cancelled in accordance with the Mizuho Waiver. Mizuho Financial Group, Inc., Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of the shares reported herein, which are directly held by Mizuho Securities USA LLC, their wholly-owned subsidiary. The business address of the foregoing entities is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.

(6)

According to a Schedule 13G filed on November 14, 2024, on behalf of First Trust Merger Arbitrage Fund (“VARBX”), First Trust Capital Management L.P. (“FTCM”), First Trust Capital Solutions L.P. (“FTCS”) and FTCS Sub GP LLC (“Sub GP”). VARBX, a series of Investment Managers Series Trust II, an investment company registered under the Investment Company Act of 1940. FTCM, an investment adviser registered with the SEC that provides investment advisory services to, among others, (i) series of Investment Managers Series Trust II, an investment company registered under the Investment Company Act of 1940, specifically First Trust Multi-Strategy Fund and VARBX, (ii) and Highland Capital Management Institutional Fund II, LLC, a Delaware limited liability company (collectively, the “Client Accounts”). FTCS, a Delaware limited partnership and control person of FTCM. Sub GP, a Delaware limited liability company and control person of FTCM. As investment adviser to the Client Accounts, FTCM has the authority to invest the funds of the Client Accounts in securities (including the Class A ordinary shares) as well as the authority to purchase, vote and dispose of securities, and may thus be deemed the beneficial owner of any Class A ordinary shares held in the Client Accounts. As of September 30, 2024, VARBX owned 326,924 Class A ordinary shares, while FTCM, FTCS and Sub GP collectively owned 334,549 Class A ordinary shares. FTCS and Sub GP may be deemed to control FTCM and therefore may be deemed to be beneficial owners of the Class A ordinary shares reported herein. No one individual controls FTCS or Sub GP. FTCS and Sub GP do not own any Class A ordinary shares for their own accounts. The business address of the foregoing entities is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606.

(7)

According to a Schedule 13G filed on November 14, 2024, on behalf of Polar Asset Management Partners Inc. The business address of the reporting person is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(8)

According to a Schedule 13G filed on October 16, 2024, on behalf of Wolverine Asset Management, LLC (“WAM”), Wolverine Holdings, L.P. (“Wolverine Holdings”), Wolverine Trading Partners, Inc. (“WTP”), Christopher L. Gust and Robert R. Bellick. WAM is an investment manager and has voting and dispositive power over the reported shares. The sole member and manager of WAM is Wolverine Holdings. Robert R. Bellick and Christopher L. Gust may be deemed to control WTP, the general partner of Wolverine Holdings. Each of Wolverine Holdings, Mr. Bellick, Mr. Gust, and WTP have voting and disposition power over the reported shares. The business address of the foregoing entities and individuals is c/o Wolverine Asset Management, LLC, 175 West Jackson Boulevard, Suite 340, Chicago, IL 60604.

(9)

According to a Schedule 13G filed on February 14, 2024, on behalf of Glazer Capital, LLC (“Glazer Capital”) and Paul J. Glazer. Mr. Glazer is the Managing Member of Glazer Capital. The business address each of these shareholders is 250 West 55th Street, Suite 30A, New York, New York 10019.

(10)

According to a Schedule 13G filed on February 14, 2024, on behalf of Westchester Capital Management, LLC (“Westchester”), a Delaware limited liability company, Virtus Investment Advisers, Inc. (“Virtus”), a Massachusetts corporation, and The Merger Fund (“MF”), a Massachusetts business trust. Virtus, a registered investment adviser, serves as the investment adviser to each of MF, The Merger Fund VL (“MF VL”) and Virtus Westchester Credit Event Fund (“CEF”). Westchester, a registered investment adviser, serves as sub-advisor to each of MF, MF VL, CEF, JNL Multi-Manager Alternative Fund (“JARB”) and Principal Funds, Inc. – Global Multi-Strategy Fund (“PRIN”, together with MF, MF VL, CEF and JARB, the “Funds”). The Funds directly hold the reported Class A ordinary shares for the benefit of the investors in those Funds. Mr. Roy Behren and Mr. Michael T. Shannon each serve as Co-Presidents of Westchester. The business address of Westchester is 100 Summit Drive, Valhalla, NY 10595. The business address of Virtus is One Financial Plaza, Hartford, CT 06103. The business address of MF is 101 Munson Street, Greenfield, MA 01301-9683.

(11)

According to a Schedule 13G filed on February 14, 2025, on behalf of Meteora Capital, LLC (“Meteora”) and Vik Mittal. Vik Mittal is the Managing Member of Meteora. The business address of each of the foregoing is 1200 N Federal Hwy, #200, Boca Raton FL 33432.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Changes in Control

On April 16, 2024, the Company, the former sponsor, TLGY Holdings LLC, which is the holding company of the former sponsor, the current sponsors, the current sponsors being stakeholders of economic interests in the former sponsor, entered into a securities transfer agreement (“Securities Transfer Agreement”), pursuant to which, at a closing on June 19, 2024, the current sponsors, for an aggregate purchase price of $1.00, (i) purchased 3,542,305 founder shares from the former sponsor, certain investors who held the founder shares, and three previous independent directors of the Company, and (ii) purchased 3,940,825 private placement warrants from the former sponsor (the “Securities Transfer Transaction”).

On June 19, 2024, in connection with the Securities Transfer Transaction, the Company and the former sponsor entered into a letter agreement (the “Termination Letter”) terminating the administrative services agreement (the “Administrative Services Agreement”), dated November 30, 2021, by and between the Company and the former sponsor. Pursuant to the Termination Letter, the Company and the former sponsor agreed to irrevocably release, waive, and forever discharge the Company and its successors or assigns, the former sponsor and its members, directors, advisors, officers and its holding company, from any and all actions, compensations, fees and expenses, obligations and claims of all types and nature, including all sums that may be or have been accrued or outstanding, arising from or in connection with the Administrative Services Agreement.

On June 20, 2024, in connection with the Securities Transfer Transaction, the Company and the current sponsors entered into a joinder to a certain letter agreement, dated November 30, 2021 (the “Letter Agreement Joinder”) and a joinder to a certain registration rights agreement, dated November 30, 2021 (the “Registration Rights Agreement”). In addition, on June 21, 2024, the Company entered into an agreement (the “CPC Funds Indemnification Agreement”) to indemnify the current sponsors and their affiliates (each, a “Indemnitee”) from any claims made by the Company or a third party in respect of any investment opportunities sourced by an Indemnitee, any liability arising with respect to an Indemnitee’s activities in connection with the Company’s affairs, and that are provided without a separate written agreement between the Company and any Indemnitee. Such indemnity will provide that the Indemnitees cannot access the funds held in the Company’s trust account.

Also on June 20, 2024, in connection with the Closing of the Securities Transfer Transaction, Jin-Goon Kim resigned as the CEO and the interim CFO of the Company, and remained as the chairman of Board of the Company. Vikas Desai was appointed as the CEO and a director of the Company, and Merrick Friedman was appointed as the CFO of the Company. Enrique Klix was appointed as an independent director of the Company, and Young Cho was appointed as an independent director of the Company.

On December 27, 2024, Vikas Desai resigned as the CEO and a director of the Company; Merrick Friedman resigned as the CFO of the Company; Donghyun Han resigned as an independent director of the Company; Christina Favilla was appointed as an independent director of the Company; Niraj Javeri was appointed as an independent director of the Company; and Young Cho was appointed as the CEO of the Company. On January 3, 2025, Kwong Cho Ho was appointed as the CFO of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On June 17, 2021, our former sponsor paid $25,000, or approximately $0.0043 per share, to cover certain of our offering and formation costs in exchange for 5,750,000 founder shares. On August 7, 2021, our sponsor surrendered an aggregate of 718,750 founder shares for no consideration, thereby reducing the aggregate number of founder shares outstanding to 5,031,250, resulting in a purchase price paid for the founder shares of approximately $0.005 per share. On December 3, 2021, the former sponsor agreed to transfer 30,000 founder shares to each of our initial independent directors, Dr. Shrijay (Jay) Vijayan, Donghyun Han and Hyunchan Cho, at an aggregate purchase price of $150, or approximately $0.005 per share. The current sponsors also agreed to transfer 20,000 founder shares to each of the independent directors appointed after June 19, 2024, Young Cho, Enrique Klix, Christina Favilla and Niraj Javeri.

Our former sponsor purchased an aggregate of 10,659,500 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or $10,659,500 in the aggregate, in a private placement simultaneously with the closing of our IPO. On December 8, 2021, our sponsor purchased an additional 600,000 Additional Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at $1.00 per Additional Private Placement Warrant, or $600,000 in the aggregate. The private placement warrants are identical to the warrants sold in our IPO except that the private placement warrants, so long as they are held by our sponsor or its permitted transferees, (i) will not be redeemable by us, (ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. The private placement warrants (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Commencing on November 30, 2021 through the earlier of consummation of our initial business combination and our liquidation, we are paying our sponsor $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. On June 19, 2024, the Company and the former sponsor entered into a letter agreement (the “Termination Letter”) terminating the Administrative Services Agreement, dated November 30, 2021, by and between the Company and the former sponsor. Pursuant to the Termination Letter, the Company and the former sponsor agreed to irrevocably release, waive, and forever discharge the Company and its successors or assigns, the former sponsor and its members, directors, advisors, officers and its holding company, from any and all actions, compensations, fees and expenses, obligations and claims of all types and nature, including all sums that may be or have been accrued or outstanding, arising from or in connection with the Administrative Services Agreement. During the nine months ended September 30, 2024 and 2023, the Company incurred $60,000 and $90,000, respectively, pursuant to the administrative services agreement. As of September 30, 2024 and December 31, 2023, there was $15,000 due to related party in connection with the administrative service agreement.

No compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination other than as described elsewhere in this Annual Report.

In addition, in order to finance transaction costs in connection with an intended initial business combination or to extend our time period for consummating an initial business combination, our sponsor and its affiliates or designees may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such working capital loaned amounts and time extension loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such working capital loans and up to $3,000,000 of loans made to extend our time period for consummating an initial business combination (as described elsewhere in the annual report) may be convertible into private placement warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. The former sponsor and current sponsors have also entered into additional working capital loans and time extension funding loans. For more information on these loans, see the section entitled “Convertible Promissory Notes” in Note 5 to the financial statements included in this Annual Report.

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

Policy for Approval of Related Party Transactions

The audit committee of our board of directors has adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year-end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy include: (i) our directors or officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its shareholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management presents to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy does not permit any director or officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Item 14. Principal Accountant Fees and Services.

On June 27, 2024, the Company dismissed Marcum Asia CPAs LLP (“Marcum Asia”) as its independent registered public accounting firm to audit the Company’s financial statements, effective immediately. The dismissal of Marcum Asia was approved by the audit committee of the Company’s board of directors. On June 28, 2024, the Company engaged WithumSmith+Brown, PC (“Withum”) as its new independent registered public accounting firm. The engagement of Withum was approved by audit committee.

The following table sets forth the fees for professional services provided by Withum during the years ended December 31, 2024 and 2023:

	For the Year Ended	For the Year Ended
	December 31, 2024	December 31, 2023
Audit Fees(1)	$100,880	$—
Audit-Related Fees(2)	$—	$—
Tax Fees(3)	$—	$—
All Other Fees(4)	$—	$—
Total Fees	$100,880	$—
(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.
(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
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

(a)             The following documents are filed as part of this Annual Report:

(1)            Financial Statements

(2)            Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto included below in this Item 15 of Part IV.

(3)            Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be obtained on the SEC website at www.sec.gov.

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

3.4*

Copy of the special resolution amending Article 49.7 of the Amended and Restated Memorandum and Articles of Association, adopted by shareholders of the Company on April 16, 2024, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2024.

4.1*	Specimen Unit Certificate.(2)
4.2*	Specimen Class A Ordinary Share Certificate.(2)
4.3*	Specimen Warrant Certificate.(2)
4.4*	Warrant Agreement, dated November 30, 2021, between the Company and Continental Stock Transfer & Trust Company.(1)
4.5*	Description of Securities.(3)
10.1*	Investment Management Trust Agreement, dated November 30, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee.(1)
10.2*	Registration Rights Agreement, dated November 30, 2021, between the Company and TLGY Sponsors LLC.(1)
10.3*	Private Placement Warrants Purchase Agreement, dated November 30, 2021, between the Company and TLGY Sponsors LLC.(1)
10.4*	Form of Indemnity Agreement between the Company and each of the Company’s directors and officers.(2)
10.5*	Promissory Note, dated June 17, 2021, issued to TLGY Sponsors LLC.(2)
10.6*	Securities Subscription Agreement, dated June 17, 2021, between the Company and TLGY Sponsors LLC.(2)
10.7*	Letter Agreement, dated November 30, 2021, between the Company, TLGY Sponsors LLC and each of the Company’s officers, directors and Centaury Management Ltd.(1)
10.8*	Administrative Services Agreement, dated November 30, 2021, between the Company and TLGY Sponsors LLC.(1)
10.9*	Acquiror Support Agreement, dated June 21, 2023, by and among TLGY, Verde and Sponsor.(4)
10.10*	Company Support Agreement, dated June 21, 2023, by and among Humanitario, TLGY and Verde.(4)
10.11*	Sponsor Share Restriction Agreement, dated June 21, 2023, by and among TLGY, Sponsor and Verde.(4)
10.12*	Joinder to Insider Letter, dated June 20, 2024, by and between the Company, CPC Sponsor Opportunities I, LP and CPC Sponsor Opportunities I (Parallel), LP.(5)
10.13*	Joinder to Registration Rights Agreement, dated June 20, 2024, by and between the Company, CPC Sponsor Opportunities I, LP and CPC Sponsor Opportunities I (Parallel), LP.(5)
10.14*	Termination Letter, dated June 19, 2024, by and between the Company and TLGY Sponsors LLC.(5)
10.15*	CPC Funds Indemnification Agreement, dated June 21, 2024, by and between the Company, CPC Sponsor Opportunities I, LP and CPC Sponsor Opportunities I (Parallel), LP.(5)
10.16*

Form of Promissory Note, issued to CPC Sponsor Opportunities I, LP and CPC Sponsor Opportunities I (Parallel), LP, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2024.

14.1*	Code of Ethics(2)
16.1*

Letter from Marcum Asia CPAs LLP, dated July 3, 2024, to the Securities and Exchange Commission, incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2024.

19**	Insider Trading and Dissemination of Inside Information Policy.
21.1*	Subsidiaries of the Registrant (6)
24.1**	Power of Attorney (included in the signature pages herein).
31.1**	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2**	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b). and 18 U.S.C. 1350.
32.2**	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
97*	TLGY Acquisition Corp. Clawback Policy(6)
101.InS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Incorporated by reference
**	Filed herewith

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 6, 2021 (File No. 001-41101).

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on October 14, 2021 (File No. 333-260242).

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 21, 2023 (File No. 001-41101).

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 22, 2023 (File No. 001-41101).

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2024 (File No. 001-41101).

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 26, 2024 (File No. 001-41101).

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 5, 2025.

TLGY ACQUISITION CORPORATION

By:	/s/ Young Cho
Name: Young Cho
Title: Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Young Cho as their true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorney-in-fact and agent, acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jin-Goon Kim	Chairman	March 5, 2025
Jin-Goon Kim

/s/ Young Cho	Chief Executive Officer and Director	March 5, 2025
Young Cho	(Principal Executive Officer)

/s/Kwong Cho Ho	Chief Financial Officer	March 5, 2025
Kwong Cho Ho	(Principal Financial and Accounting Officer)

/s/ Christina Favilla	Director	March 5, 2025
Christina Favilla

/s/ Enrique Klix	Director	March 5, 2025
Enrique Klix

/s/ Niraj Javeli	Director	March 5, 2025
Niraj Javeli

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of TLGY Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of TLGY Acquisition Corporation (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, changes in shareholders’ (deficit) equity, and cash flows for the year then ended, and the related notes to the financial statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of the company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s cash and working capital as of December 31, 2024, are not sufficient to complete its planned activities for the upcoming year to the financial statements. If the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by April 16, 2025 (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and article of association), the Company will cease all operation except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to TLGY Acquisition Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, New York

March 5, 2025

PCAOB Number 100

TLGY ACQUISITION CORPORATION

BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash	$3,769	$40,621
Prepaid expenses	23,340	9,552
Total Current Assets	27,109	50,173

Cash and investments held in Trust Account	44,332,605	65,954,638

Total Assets	$44,359,714	$66,004,811

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$272,548	$525,076
Accrued offering costs	5,000	5,000
Convertible promissory note payable - sponsor	2,912,000	2,235,000
Convertible promissory note payable – third party	—	310,000
Convertible promissory note payable – CPC	1,257,325	—
Due to related party	—	15,000
Advances from related party	—	111
Total Current Liabilities	4,446,873	3,090,187

Derivative warrant liabilities	457,466	352,772
Deferred underwriting commission	865,000	8,650,000
Total Liabilities	5,769,339	12,092,959

COMMITMENTS AND CONTINGENCIES

Class A ordinary shares subject to possible redemption; 3,717,207 and 5,922,865 shares (at redemption value $11.92 and $11.14 at December 31, 2024 and 2023, respectively)	44,332,605	65,954,638

Shareholders’ deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at December 31, 2024 and 2023	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, none issued or outstanding (excluding 3,717,207 and 5,922,865 shares subject to possible redemption) at December 31, 2024 and 2023, respectively	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 5,750,000 shares issued and outstanding at December 31, 2024 and 2023	575	575
Additional paid-in capital	—	—
Accumulated deficit	(5,742,805)	(12,043,361)
Total Shareholders’ Deficit	(5,742,230)	(12,042,786)
LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$44,359,714	$66,004,811

The accompanying notes are an integral part of these financial statements.

TLGY ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023
EXPENSES
Administration fee - related party	$60,000	$180,000
General and administrative	1,071,437	1,545,567
TOTAL EXPENSES	1,131,437	1,725,567

OTHER INCOME (EXPENSE)
Income earned on investments held in Trust Account	2,598,427	5,072,178
Forgiveness of debt	623,776	—
Change in fair value of derivative liabilities	(104,694)	99,215
TOTAL OTHER INCOME	3,117,509	5,171,393

Net income	$1,986,072	$3,445,826

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	4,362,031	9,394,487
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.20	$0.23

Weighted average number of Class B ordinary share outstanding, basic and diluted	5,750,000	5,750,000
Basic and diluted net income per Class B ordinary share	$0.20	$0.23

The accompanying notes are an integral part of these financial statements.

TLGY ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)

	Class B		Additional
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	5,750,000	$575	$—	$(8,597,009)	$(8,596,434)

Current period remeasurement to redemption value	—	—	—	(6,892,178)	(6,892,178)

Net income	—	—	—	3,445,826	3,445,826

Balance as of December 31, 2023	5,750,000	575	—	(12,043,361)	(12,042,786)

Current period remeasurement to redemption value	—	—	—	(3,470,516)	(3,470,516)

Underwriter fee waiver	—	—	—	7,785,000	7,785,000

Net income	—	—	—	1,986,072	1,986,072
Balance December 31, 2024	5,750,000	$575	$—	$(5,742,805)	$(5,742,230)

The accompanying notes are an integral part of these financial statements.

TLGY ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	For the year	For the year
	Ended	Ended
	December 31,	December 31,
	2024	2023

Cash Flows From Operating Activities:
Net income	$1,986,072	$3,445,826
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on investments held in the Trust Account	(2,598,427)	(5,072,178)
Gain on change in fair value of derivative warrant liabilities	104,694	(99,215)
Forgiveness of debt	(623,776)	—
Changes in operating assets and liabilities:
Prepaid expenses	(13,788)	272,418
Due to related party	—	15,000
Changes in accrued offering costs	—	(15,000)
Accounts payable and accrued expenses	(118,863)	183,529
Net Cash Used In Operating Activities	(1,264,088)	(1,269,620)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemptions	25,092,549	178,438,540
Cash deposited into Trust Account	(872,089)	(1,820,000)
Net Cash Provided by Investing Activities	24,220,460	176,618,540

Cash Flows from Financing Activities:
Redemptions of Class A ordinary shares	(25,092,549)	(178,438,540)
Proceeds from promissory note – sponsor	677,000	2,235,000
Proceeds from promissory note – CPC	1,257,325	—
Proceeds from promissory note – third party	165,000	310,000
Net Cash Used In Financing Activities	(22,993,224)	(175,893,540)

Net change in cash	(36,852)	(544,620)

Cash at beginning of period	40,621	585,241
Cash at end of period	$3,769	$40,621

Supplemental disclosure of non-cash financing activities:

Current period remeasurement to redemption value	$3,470,516	$6,892,178

The accompanying notes are an integral part of these financial statements.

TLGY ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from May 21, 2021 (inception) through December 31, 2024 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, since the completion of the Initial Public Offering, searching for a target to consummate an initial business combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on November 30, 2021. On December 3, 2021, the Company consummated the Initial Public Offering of 20,000,000 units (“Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), generating gross proceeds of $200,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 10,659,500 warrants (the “Private Placement Warrants”) to TLGY Sponsors LLC (the “Former Sponsor”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $10,659,500.

On December 8, 2021, the Company consummated the closing of the sale of an additional 3,000,000 Units (the “Option Units”) at $10.00 per Option Unit, pursuant to the underwriters’ exercise in full of their over-allotment option, generating gross proceeds of $30,000,000. The Company also consummated the closing of the sale of an additional 600,000 Private Placement Warrants at $1.00 per Private Placement Warrant, generating gross proceeds of $600,000, to the Former Sponsor in respect of its obligation to purchase such additional Private Placement Warrants upon the exercise of the underwriters’ over-allotment option.

Transaction costs amounted to $14,183,689 consisting of $4,000,000 of underwriting fees, $8,650,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”)) and $1,533,689 of other offering costs related to the Initial Public Offering. Cash of $3,769 was held outside of the Trust Account on December 31, 2024 and was available for working capital purposes. As described in Note 6, the $8,650,000 deferred underwriting fees are payable upon the consummation of the Business Combination by April16, 2025. In May 2024, we entered into a certain waiver with Mizuho (“Mizuho Waiver”), pursuant to which Mizuho agreed to waive the Deferred Underwriting Fees and agreed to forfeit all of the 300,300 founder shares it received as compensation in connection with the IPO. We believe that Mizuho was acting as the representative of all of the underwriters on the IPO, however, as a precautionary effort, we are in the process of obtaining a written confirmation from all other underwriters on the IPO, to confirm that the Deferred Underwriting Fees were waived under the Mizuho Waiver. We target to receive this waiver before the fourth quarter of 2025. As of the date of this Annual Report, the forfeiture of the 300,300 Class B ordinary shares has not yet been completed.

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

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.20 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (ASC 480).

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”). In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of the Class A ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The Public Shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place. Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. During the fiscal year ended December 31, 2024, an aggregate of 2,205,658 shares were redeemed by public shareholders. Accordingly, $25,092,549 was withdrawn from the Trust Account in order to pay those redeeming shareholders. Following the redemptions for the year ended December 31, 2024, $44,332,605 remains in the Company’s Trust Account.

If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Company’s Founder Share (the “Founder Shareholders”), including the Former Sponsor and the Current Sponsors (as defined below), have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

The Founder Shareholders have agreed (a) to waive their redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment.

If the Company has not completed a Business Combination by March 16, 2025 (or April 16, 2025, the last of twelve one-month extensions, the “Combination Period” or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and article of association), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Founder Shareholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares they will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Founder Shareholders or any of their respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00). See Note 2 for a discussion of the Mizuho Waiver.

In order to protect the amounts held in the Trust Account, the former sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.20per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per Public Share, due to reductions in the value of trust assets, in each case net of the interest that may be withdrawn to pay taxes. This liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the former sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Termination of Verde Bioresins Merger Agreement

The Company and the former sponsor entered into the Merger Agreement on June 21, 2023, as amended on August 11, 2023, with Virgo Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), Verde Bioresins, Inc., a Delaware corporation (“Verde”). On March 12, 2024, the Company received a termination notice (the “Termination Notice”) from Verde stating that Verde was exercising its right to terminate the Merger Agreement (the “Termination”) and all ancillary agreements, pursuant to Section 10.01(c) of the Merger Agreement. On March 18, 2024, the Company responded to the Termination Notice and agreed to a termination of the Merger Agreement, but disputed the grounds for the termination of the Merger Agreement. As a result of the agreed upon termination of the Merger Agreement, the Acquiror Support Agreement entered among the Company, Verde and the former sponsor dated June 21, 2023, the Company Support Agreement between Humanitario Capital LLC, the Company and Verde dated June 21, 2023, and the Sponsor Share Restriction Agreement entered among the Company, Verde and the former sponsor dated June 21, 2023, automatically terminated. The Company has continued to evaluate other possible business combination targets.

Changes in Control of Registrant

On April 16, 2024, the Company, the former sponsor, TLGY Holdings LLC, which is the holding company of the former sponsor, the current sponsors, the current sponsors being stakeholders of economic interests in the former sponsor, entered into a securities transfer agreement (“Securities Transfer Agreement”), pursuant to which, at a closing on June 19, 2024, the current sponsors, for an aggregate purchase price of $1.00, (i) purchased 3,542,305 founder shares from the former sponsor, certain investors who held the founder shares, and three previous independent directors of the Company, and (ii) purchased 3,940,825 private placement warrants from the former sponsor (the “Securities Transfer Transaction”).

On June 19, 2024, in connection with the Securities Transfer Transaction, the Company and the Former Sponsor entered into a letter agreement (the “Termination Letter”) terminating the administrative services agreement (the “Administrative Services Agreement”), dated November 30, 2021, by and between the Company and the Former Sponsor. Pursuant to the Termination Letter, the Company and the Former Sponsor agreed to irrevocably release, waive, and forever discharge the Company and its successors or assigns, the Former Sponsor and its members, directors, advisors, officers and its holding company, from any and all actions, compensations, fees and expenses, obligations and claims of all types and nature, including all sums that may be or have been accrued or outstanding, arising from or in connection with the Administrative Services Agreement.

On June 20, 2024, in connection with the Securities Transfer Transaction, the Company and the Current Sponsors entered into a joinder to a certain letter agreement, dated November 30, 2021 (the “Letter Agreement Joinder”) and a joinder to a certain registration rights agreement, dated November 30, 2021 (the “Registration Rights Agreement”). In addition, on June 21, 2024, the Company entered into an agreement (the “CPC Funds Indemnification Agreement”) to indemnify the Current Sponsors and their affiliates (each, a “Indemnitee”) from any claims made by the Company or a third party in respect of any investment opportunities sourced by an Indemnitee, any liability arising with respect to an Indemnitee’s activities in connection with the Company’s affairs, and that are provided without a separate written agreement between the Company and any Indemnitee. Such indemnity will provide that the Indemnitees cannot access the funds held in the Company’s trust account.

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

On December 27, 2024, Vikas Desai resigned as the CEO and a director of the Company; Merrick Friedman resigned as the CFO of the Company; Donghyun Han resigned as an independent director of the Company; Christina Favilla was appointed as an independent director of the Company; Niraj Javeri was appointed as an independent director of the Company; and Young Cho was appointed as the CEO of the Company. On January 3, 2025, Kwong Cho Ho was appointed as the CFO of the Company.

Mizuho Deferred Underwriting Fee Waiver

The underwriters in the IPO, of which Mizuho served as the representative, agreed to defer $8,650,000 in underwriting fees payable, which fees are payable upon the completion of the initial business combination (“Deferred Underwriting Fees”). In May 2024, we entered into a certain waiver with Mizuho (“Mizuho Waiver”), pursuant to which Mizuho agreed to waive the Deferred Underwriting Fees and agreed to forfeit all of the 300,300 founder shares it received as compensation in connection with the IPO. We believe that Mizuho was acting as the representative of all of the underwriters on the IPO, however, as a precautionary effort, we are in the process of obtaining a written confirmation from all other underwriters on the IPO, to confirm that the Deferred Underwriting Fees were waived under the Mizuho Waiver. We target to receive this waiver before the fourth quarter of 2025. As of the date of this Annual Report, the forfeiture of the 300,300 Class B ordinary shares has not yet been completed.

Change in Auditor

On June 27, 2024, the Company dismissed Marcum Asia CPAs LLP (“Marcum Asia”) as its independent registered public accounting firm to audit the Company’s financial statements, effective immediately. The dismissal of Marcum Asia was approved by the Audit Committee of the Company’s Board of Directors (the “Audit Committee”). On June 28, 2024, the Company engaged WithumSmith+Brown, PC (“Withum”) as its new independent registered public accounting firm. The engagement of Withum was approved by Audit Committee.

Liquidity, Capital Resources, and Going Concern

As of December 31, 2024, the Company had cash of $3,769 and working capital deficit of $4,419,764.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, “Management has determined that the if the company is unable to raise additional funds to alleviate liquidity needs or complete a Business Combination by the April 16, 2025 (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and article of association), then the Company will cease all operations except for the purpose of liquidating. The working capital deficit, liquidity conditions and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date of filing. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2024 and 2023, the Company had cash of $3,769 and $40,621, respectively held outside the Trust Account. The Company did not have any cash equivalents at December 31, 2024 and 2023.

Cash and Investments held in Trust Account

At December 31, 2024 and 2023, the Company had $44,332,605 and $65,954,638 in cash and investments held in the Trust Account, respectively. The Company’s portfolio of investments held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs associated with warrant liabilities are expensed as incurred. Offering costs associated with the Units were allocated between temporary equity and the Public Warrants by the relative fair value method. Offering costs of $534,172 consisted principally of costs incurred in connection with preparation for the Initial Public Offering. These offering costs, together with the underwriter fees of $12,650,000 (or $4,000,000 paid in cash upon the closing of the Initial Public Offering and a deferred fee of $8,650,000 (“Deferred Underwriting Fees”)), were allocated between temporary equity, the Public Warrants and the Private Warrants in a relative fair value method upon completion of the Initial Public Offering. Of these costs, $442,567 were allocated to the Public Warrants and to the Private Placement Warrants and are charged to the statements of operations. In addition, the Company recorded the fair value of $999,517 (net of consideration) for an aggregate of 300,300 Class B shares transferred to Mizuho Securities USA LLC (“Mizuho”), the representative of the underwriters and 15,000 Class B shares transferred to Centaury Management Ltd., an investor in the former sponsor, each transferred upon the closing of the Initial Public Offering. As described below, in May 2024, we entered into a certain waiver with Mizuho (“Mizuho Waiver”), pursuant to which Mizuho agreed to waive the Deferred Underwriting Fees and agreed to forfeit all of the 300,300 founder shares it received as compensation in connection with the IPO. We believe that Mizuho was acting as the representative of all of the underwriters on the IPO, however, as a precautionary effort, we are in the process of obtaining a written confirmation from all other underwriters on the IPO, to confirm that the Deferred Underwriting Fees were waived under the Mizuho Waiver. We target to receive this waiver before the fourth quarter of 2025. As of the date of this Annual Report, the forfeiture of the 300,300 Class B ordinary shares has not yet been completed.

Class A ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2024 and 2023, the 3,717,207 and 5,922,865, respectively, Class A ordinary shares subject to possible redemption in the amount of $44,332,605 and $65,954,638 at redemption value per Public Share are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. During the year ended December 31, 2024 and December 31, 2023, the Company recorded a measurement adjustment of $3,470,516 and $6,892,178, respectively, to increase to redemption value.

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

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As of December 31, 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and subsequently share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income per ordinary share.

	For the Year	For the Year
	Ended December 31,	Ended December 31,
	2024	2023
Class A Redeemable ordinary shares
Numerator: Allocation of net income, as adjusted	$856,733	$2,137,528
Denominator: Basic and diluted weighted average shares outstanding	4,362,031	9,394,487
Basic and diluted net income per Class A Redeemable Ordinary Share	$0.20	$0.23
Class B Non-redeemable ordinary shares
Numerator: Allocation of net income, as adjusted	$1,129,339	$1,308,298
Denominator: Basic and diluted weighted average shares outstanding	5,750,000	5,750,000
Basic and diluted net income per Class B Non-Redeemable Ordinary Shares	$0.20	$0.23

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): “Improvements to Income Tax Disclosures” (ASU 2023-09), which requires disclosures of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for the fiscal year beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

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

Warrant Liabilities

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging” whereby under that provision, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjusts the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations. Upon issuance and as of December 31, 2021, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. As of December 31, 2024, the quoted market price is used as the fair value as of each relevant date for valuing the Public Warrants. The Private Placement Warrants are valued using a modified Black-Scholes model. The Company’s valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): “Improvements to Income Tax Disclosures” (ASU 2023-09), which requires disclosures of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for the fiscal year beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

In November 2023, the FASB issued Accounting Standards Update 2023-07 – Segment Reporting – Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This update requires public entities to disclose its significant segment expense categories and amounts for each reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. As of December 31, 2024, the Company reported its operations as a single reportable segment, noting no disaggregation of Company activities, management or allocation of resources by geographic region, business activity or organizational method, thus this new guidance does not affect the disclosures.

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

Concurrent with the closing of the Initial Public Offering, the Sponsor transferred 30,000 Class B ordinary shares to each of the three initial independent directors, at an aggregate purchase price of $150, or approximately $0.005 per share. During the period ended December 31, 2021, the Company recorded share-based compensation of $569,868 to the statements of operations for services rendered.

As described in Note 1, pursuant to the Securities Transfer Agreement and at a closing on June 19, 2024, the current sponsors (i) purchased 3,542,305 Founder Shares from the former sponsor, certain investors who held the Founder Shares, and three present or previous independent directors of the Company, and (ii) purchased 3,940,825 Private Placement Warrants from the Former Sponsor. Following the completion of the Securities Transfer Transaction, the Current Sponsors hold and control 4,126,215 Founder Shares and 3,940,825 Private Placement Warrants.

Current sponsors agreed to transfer for no consideration, 20,000 founder shares to each of the independent directors, Young Cho (appointed on June 20, 2024 and redesignated from acting as an independent director to Chief Executive Officer on December 27, 2024) and Enrique Klix (appointed on June 20, 2024) on June 20, 2024 and on December 27, 2024, to Christina Favilla (appointed on December 27, 2024) and Niraj Javeri (appointed on December 27, 2024).

General and Administrative Services

Pursuant to the terms of the administrative services agreement, dated November 30, 2021 by and between the Company and the Former Sponsor (the “Administrative Services Agreement”), the Company agreed to pay the Former Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support commencing on November 30, 2021 and ceasing upon completion of the Initial Business Combination or the Company’s liquidation. On June 19, 2024, the Company and the Former Sponsor entered into a letter agreement (the “Termination Letter”) terminating the Administrative Services Agreement. Pursuant to the Termination Letter, the Company and the Former Sponsor agreed to irrevocably release, waive, and forever discharge the Company and its successors or assigns, the Former Sponsor and its members, directors, advisors, officers and its holding company, from any and all actions, compensations, fees and expenses, obligations and claims of all types and nature, including all sums that may be or have been accrued or outstanding, arising from or in connection with the Administrative Services Agreement. During the years ended December 31, 2024 and 2023, the Company incurred $60,000 and $180,000, respectively, pursuant to the Administrative Services Agreement.

Convertible Promissory Note

i)Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsors or affiliates of the Sponsors or certain of their respective officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

On each of April 24, 2023 (the “2023 April Promissory Note”) and August 10, 2023 (the “2023 August Promissory Note”), the Company issued an unsecured working capital promissory note to the Former Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $250,000 and $500,000, respectively. Both of these two promissory notes were non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Initial Public Offering (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and article of association), or (ii) the date on which the Company consummates a Business Combination, subject to the terms of the Merger Agreement between the Company and Verde. The Merger Agreement was terminated in March 2024.

On May 1, 2024, the Company issued an unsecured working capital promissory note to the Former Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $500,000 (the “2024 May Working Capital Promissory Note”). This 2024 May Working Capital Promissory Notes is non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s Initial Public Offering (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and article of association), or (ii) the date on which the Company consummates an initial business combination (the “Maturity Date”).

On July 5, 2024, the Company issued unsecured working capital promissory notes to each of the Current Sponsors, pursuant to which the Company may borrow up to an aggregate principal amount of $545,000 and $455,000 from CPC Sponsor Opportunities I, LP and CPC Sponsor Opportunities I (Parallel), LP, respectively (the “2024 July Working Capital Promissory Notes,” and each a “2024 July Working Capital Promissory Note”). Both 2024 July Working Capital Promissory Notes are non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s Initial Public Offering (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and article of association), or (ii) the date on which the Company consummates an initial business combination (the “Maturity Date”). The principal balance of the 2024 July Working Capital Promissory Notes may be prepaid at any time by the Current Sponsors at their election and without penalty.

As of December 31, 2024 and December 31, 2023, there was $2,255,325 and $725,000 respectively, outstanding of the working capital loans. As of December 31, 2024, the current sponsors provided the Company an aggregated $737,325 of funding loans.

ii)Time Extension Funding Loans

In order to extend the Company’s time period for consummating a Business Combination, the Sponsors or an affiliate of the Sponsors or certain of its officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes its Business Combination, the Company will repay such loaned amounts. In the event that the Business Combination does not close, no proceeds from the Trust Account would be used to repay such time extension funding loaned amounts. If the Company does not complete a Business Combination, the Company will not repay such time extension funding loans. Up to $3,000,000 of loans made to extend the time period for consummating an initial business combination may be convertible into private placement warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender (the “Extension Loans”). Such warrants are identical to the Private Placement Warrants. Prior to the completion of a Business Combination, the Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account.

As of December 31, 2024, $475,000 was deposited as Company Extension Loan into the Trust Account by Verde (as defined above) pursuant to the Merger Agreement (as defined above), whereunder Verde agreed to finance the extension of the Company’s Termination Date (as defined in the Merger Agreement) not exceeding $100,000 per month. The Company Extension Loans are evidenced by promissory notes. Verde may elect to convert all (but not less than all) of the principal balance of the promissory notes, upon consummation of an initial business combination by the Company with Verde and prior to the Company’s first payment of all or any portion of the principal balance of the promissory note in cash, at Verde’s option. As a result of the Termination Agreement entered into on March 18, 2024, the conversion options on Verde’s extension loans were terminated. Therefore, the entirety of the amount loaned by Verde was reclassed as a third-party promissory note and is appropriately classified as such on the accompanying balance sheets. On May 4, 2024, Verde entered into a mutual release agreement with the Company, Merger Sub and the Former Sponsor, pursuant to which, a mutual release, waiver and discharge was agreed in respect of all claims and obligations arising out of or relating to the Termination, the Merger Agreement and all ancillary agreements and that all payments made by Verde for extending the period of time to consummate a business combination by the Company shall not be repayable by the Company to Verde and all promissory notes issued by the Company to Verde shall be deemed to have been voided and cancelled. Solely in the event of a consummation by the Company of its initial business combination, the Company shall pay Verde a sum of $83,125, as full and final payment.

On April 18, 2024, in order to deposit the monthly extension payment to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from April 17, 2024 to May 16, 2024, the Company issued unsecured promissory notes to each of the Former Sponsor, CPC Sponsor Opportunities I, LP and CPC Sponsor Opportunities I (Parallel), LP (the “2024 April Extension Promissory Notes”), pursuant to which the Company was provided $20,000, $21,800 and $18,200, respectively. These 2024 April Extension Promissory Notes are non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s Initial Public Offering (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and article of association), or (ii) the date on which the Company consummates an initial business combination.

On May 18, 2024, in order to deposit the monthly extension payment to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from May 17, 2024 to June 16, 2024, the Company issued unsecured promissory notes to each of CPC Sponsor Opportunities I, LP and CPC Sponsor Opportunities I (Parallel), LP (the “2024 May Extension Promissory Notes”), pursuant to which the Company was provided $32,700 and $27,300, respectively. These 2024 May Extension Promissory Notes are non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s Initial Public Offering (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and article of association), or (ii) the date on which the Company consummates an initial business combination.

On June 16, 2024, in order to deposit the monthly extension payment to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from June 17, 2024 to July 16, 2024, the Company issued unsecured promissory notes to each of CPC Sponsor Opportunities I, LP and CPC Sponsor Opportunities I (Parallel), LP (the “2024 June Extension Promissory Notes”), pursuant to which the Company was provided $32,700 and $27,300, respectively. These 2024 June Extension Promissory Notes are non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s Initial Public Offering (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and article of association), or (ii) the date on which the Company consummates an initial business combination.

On July 15, 2024, in order to deposit the monthly extension payment to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from July 17, 2024 to August 16, 2024 the Company issued unsecured promissory notes to each of CPC Sponsor Opportunities I, LP and CPC Sponsor Opportunities I (Parallel), LP (the “2024 July Extension Promissory Notes”), pursuant to which the Company was provided $32,700 and $27,300, respectively. These 2024 July Extension Promissory Notes are non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s initial public offering (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and article of association), or (ii) the date on which the Company consummates an initial business combination.

On August 12, 2024, in order to deposit the monthly extension payment to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from August 17, 2024 to September 16, 2024 the Company issued unsecured promissory notes to each of CPC Sponsor Opportunities I, LP and CPC Sponsor Opportunities I (Parallel), LP (the “2024 August Extension Promissory Notes”), pursuant to which the Company was provided $32,700 and $27,300, respectively. These 2024 August Extension Promissory Notes are non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s initial public offering (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and article of association), or (ii) the date on which the Company consummates an initial business combination.

On September 16, 2024, in order to deposit the monthly extension payment to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from September 17, 2024 to October 16, 2024 the Company issued unsecured promissory notes to each of CPC Sponsor Opportunities I, LP and CPC Sponsor Opportunities I (Parallel), LP (the “2024 September Extension Promissory Notes”), pursuant to which the Company was provided $32,700 and $27,300, respectively. These 2024 September Extension Promissory Notes are non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s initial public offering (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and article of association), or (ii) the date on which the Company consummates an initial business combination.

On October 16, 2024, in order to deposit the monthly extension payment to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from October 16, 2024 to November 16, 2024 the Company issued unsecured promissory notes to each of CPC Sponsor Opportunities I, LP and CPC Sponsor Opportunities I (Parallel), LP (the “2024 October Extension Promissory Notes”), pursuant to which the Company was provided $32,700 and $27,300, respectively. These 2024 October Extension Promissory Notes are non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s initial public offering (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and article of association), or (ii) the date on which the Company consummates an initial business combination.

On November 15, 2024, in order to deposit the monthly extension payment to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from November 17, 2024 to December 16, 2024 the Company issued unsecured promissory notes to each of CPC Sponsor Opportunities I, LP and CPC Sponsor Opportunities I (Parallel), LP (the “2024 November Extension Promissory Notes”), pursuant to which the Company was provided $32,700 and $27,300, respectively. These 2024 November Extension Promissory Notes are non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s initial public offering (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and article of association), or (ii) the date on which the Company consummates an initial business combination.

On December 16, 2024, in order to deposit the monthly extension payment to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from December 17, 2024 to January 16, 2025 the Company issued unsecured promissory notes to each of CPC Sponsor Opportunities I, LP and CPC Sponsor Opportunities I (Parallel), LP (the “2024 December Extension Promissory Notes”), pursuant to which the Company was provided $32,700 and $27,300, respectively. These 2024 December Extension Promissory Notes are non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s initial public offering (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and article of association), or (ii) the date on which the Company consummates an initial business combination.

On January 16, 2025, in order to deposit the monthly extension payment to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from January 16, 2025 to February 16, 2025 the Company issued unsecured promissory notes to each of CPC Sponsor Opportunities I, LP and CPC Sponsor Opportunities I (Parallel), LP (the “2025January Extension Promissory Notes”), pursuant to which the Company was provided $32,700 and $27,300, respectively. These 2025January Extension Promissory Notes are non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s initial public offering (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and article of association), or (ii) the date on which the Company consummates an initial business combination.

On February 14, 2025, in order to deposit the monthly extension payment to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from February 16, 2025 to March 16, 2025 the Company issued unsecured promissory notes to each of CPC Sponsor Opportunities I, LP and CPC Sponsor Opportunities I (Parallel), LP (the “2025 February Extension Promissory Notes”), pursuant to which the Company was provided $32,700 and $27,300, respectively. These 2025 February Extension Promissory Notes are non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s initial public offering (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and article of association), or (ii) the date on which the Company consummates an initial business combination.

As of December 31, 2024 and December 31, 2023, the Company had $1,914,000 and $1,510,000 outstanding balance under the extension loans. As of December 31, 2024, the current sponsors provided the Company an aggregated $520,000 of funding loans.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans or Extension Loans (and any shares of ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans or Extension Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

In May 2024, we entered into a certain waiver with Mizuho (“Mizuho Waiver”), pursuant to which Mizuho agreed to waive the Deferred Underwriting Fees and agreed to forfeit all of the 300,300 founder shares it received as compensation in connection with the IPO. We believe that Mizuho was acting as the representative of all of the underwriters on the IPO, however, as a precautionary effort, we are in the process of obtaining a written confirmation from all other underwriters on the IPO, to confirm that the Deferred Underwriting Fees were waived under the Mizuho Waiver. We target to receive this waiver before the fourth quarter of 2025. As of the date of this Annual Report, the forfeiture of the 300,300 Class B ordinary shares has not yet been completed.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares —The Company is authorized to issue 5,000,000 shares of preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2024 and 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares —The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2024 and 2023, there were 3,717,207 and 5,922,865 Class A ordinary shares issued and outstanding, respectively, including 3,717,207 and 5,922,865 shares of Class A ordinary shares, respectively, subject to possible redemption.

Class B Ordinary Shares —The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. On November 30, 2021, the Company effected a further issuance of Founder Shares, resulting in the Sponsor holding an aggregate of 5,750,000 Founder Shares. As of December 31, 2024 and 2023, there were 5,750,000 shares of Class B ordinary shares issued and outstanding.

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. As of December 31, 2024 and 2023, the derivative warrant liability was $457,466 and $352,772, respectively.

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2024 and 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,		December 31,
Description	Level	2024	Level	2023
Assets:
Investments held in Trust Account	1	$44,332,605	1	$65,954,638
Liabilities:
Warrant liability – Private Placement Warrants	3	226,316	3	188,472
Warrant liability – Public Warrants	1	231,150	1	164,300

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

The subsequent measurements as of December 31, 2024 of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the publicly traded closing price of the Public Warrants of $0.12 per warrant, was used as the fair value as of the relevant date. The terms of the Private Placement Warrants are analogous to the Public Warrants with the exception that they are not redeemable. As such, these warrants were valued using a modified Black-Scholes model.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2024 and 2023:

Fair Value
Measurement
Using Level 3
Inputs Total
Balance, December 31, 2023	$188,472
Additions	—
Change in fair value of derivative warrant liabilities	37,844
Balance, December 31, 2024	$226,316

The key inputs into the Monte Carlo simulation model and the modified Black-Scholes model to value the derivative warrant liabilities were as follows:

	December 31, 2024		December 31, 2023
Share price	$11.64		$11.08
Exercise price	$11.50		$11.50
Risk-free interest rate	4.19%		4.83%
Expected life of warrants	1.32	years	5.48	years
Expected volatility of underlying shares	de minimis	%	de minimis	%
Dividend yield	0.00%		0.00%
Probability of business combination	10.00%		50.00%

As of December 31, 2024 and 2023, the derivative warrant liability was $457,466 and $352,772, respectively. In addition, for the year ended December 31, 2024 and 2023, respectively, the Company recorded a loss of $104,694, and a gain of $99,215 on the change in fair value of the derivative warrant liabilities on the statements of operations.

NOTE 10 — SEGMENT INFORMATION

ASC Topic 290, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customer. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decision regarding resource allocation, the CODM reviews several key metrics, which include the following:

For the
Year Ended
December 31,
2024
EXPENSES
Administration fee - related party	$60,000
General and administrative	1,071,437
TOTAL EXPENSES	$1,131,437

The key measures of segment profit or loss reviewed by the CODM are administrative fee - related party and general and administrative expenses are reviewed and monitored by the CODM to management and forecast cash to ensure enough capital is available to complete an Initial Public Offering and eventually a Business Combination within the business combination period. The CODM also reviews formation and operational costs to manage, maintain, and enforce all contractual agreements to ensure costs are aligned with all agreement and budget.

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to March 5, 2025, the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment to or disclosure in the financial statements.

On January 3, 2025, Mr. Kwong Cho Ho was appointed as the Chief Financial Officer of the Company.

On January 16, 2025, in order to deposit the monthly extension payment to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from January 16, 2025 to February 16, 2025 the Company issued unsecured promissory notes to each of CPC Sponsor Opportunities I, LP and CPC Sponsor Opportunities I (Parallel), LP (the “2025 January Extension Promissory Notes”), pursuant to which the Company was provided $32,700 and $27,300, respectively. These 2025 January Extension Promissory Notes were non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s initial public offering (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and article of association), or (ii) the date on which the Company consummates an initial business combination.

On February 14, 2025, in order to deposit the monthly extension payment to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from February 16, 2025 to March 16, 2025 the Company issued unsecured promissory notes to each of CPC Sponsor Opportunities I, LP and CPC Sponsor Opportunities I (Parallel), LP (the “2025 February Extension Promissory Notes”), pursuant to which the Company was provided $32,700 and $27,300, respectively. These 2025 February Extension Promissory Notes were non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s initial public offering (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and article of association), or (ii) the date on which the Company consummates an initial business combination.