Form 10-Q
period 2025-03-31
TLGY ACQUISITION CORP
filed 2025-05-07
CIK 1879814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Securities registered pursuant to Section 12(b) of the Act: None

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

As of May 7, 2025, there were a total of 6,239,887 ordinary shares, comprised of 5,834,587 Class A ordinary shares, par value $0.0001 per share, and 405,300 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

TLGY ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

March 31, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TLGY ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Current Assets:
Cash	$48,734	$3,769
Prepaid expenses	30,840	23,340
Total Current Assets	79,574	27,109

Cash and investments held in Trust Account	44,978,629	44,332,605

Total Assets	$45,058,203	$44,359,714

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$226,412	$272,548
Accrued offering costs	5,000	5,000
Convertible promissory note payable – former sponsor	2,912,000	2,912,000
Convertible promissory note payable – current sponsors	1,587,325	1,257,325
Total Current Liabilities	4,730,737	4,446,873

Derivative warrant liabilities	910,380	457,466
Deferred underwriting commission	865,000	865,000
Total Liabilities	6,506,117	5,769,339

COMMITMENTS AND CONTINGENCIES

Class A ordinary shares subject to possible redemption; 3,717,207 shares (at redemption value of $12.10 and $11.92 at March 31, 2025 and December 31, 2024, respectively)	44,978,629	44,332,605

Shareholders’ deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at March 31, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, none issued or outstanding (excluding 3,717,207 shares subject to possible redemption) at March 31, 2025 and December 31, 2024	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 5,750,000 shares issued and outstanding at March 31, 2025 and December 31, 2024	575	575
Additional paid-in capital	—	—
Accumulated deficit	(6,427,118)	(5,742,805)
Total Shareholders’ Deficit	(6,426,543)	(5,742,230)
LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$45,058,203	$44,359,714

The accompanying notes are an integral part of these unaudited condensed financial statements.

TLGY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months
	Ended
	March 31,
	2025	2024 (as restated)
EXPENSES
Administrative fee - related party	$—	$45,000
General and administrative	136,233	223,294
TOTAL EXPENSES	136,233	268,294

OTHER INCOME (LOSS)
Income earned on Cash and Investments held in Trust Account	466,024	864,194
Forgiveness of debt	84,834	111
Change in fair value of derivative liabilities	(452,914)	(304,978)
TOTAL OTHER INCOME	97,944	559,327

Net income (loss)	$(38,289)	$291,033

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	3,717,207	5,922,865
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00	$0.02

Weighted average number of Class B ordinary shares outstanding, basic and diluted	5,750,000	5,750,000
Basic and diluted net income per Class B ordinary share	$0.00	$0.02

The accompanying notes are an integral part of these unaudited condensed financial statements.

TLGY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Class B		Additional
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2024	5,750,000	$575	$—	$(5,742,805)	$(5,742,230)

Current period remeasurement to redemption value	—	—	—	(646,024)	(646,024)

Net income	—	—	—	(38,289)	(38,289)
Balance as of March 31, 2025 (unaudited)	5,750,000	$575	$—	$(6,427,118)	$(6,426,543)

	Class B		Additional
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	5,750,000	$575	$—	$(12,043,361)	$(12,042,786)

Current period remeasurement to redemption value	—	—	—	(1,194,194)	(1,194,194)

Net income	—	—	—	291,033	291,033
Balance as of March 31, 2024, as restated (unaudited)	5,750,000	$575	$—	$(12,946,522)	$(12,945,947)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TLGY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2025	2024
Cash Flows From Operating Activities:
Net income (loss)	$(38,289)	$291,033
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on cash and investments held in the Trust Account	(466,024)	(864,194)
Loss on change in fair value of derivative warrant liabilities	452,914	304,978
Forgiveness of debt	(84,834)	(111)
Changes in operating assets and liabilities:
Prepaid expenses	(7,500)	5,889
Accounts payable and accrued expenses	38,698	(57,146)
Net Cash Used In Operating Activities	(105,035)	(319,551)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(180,000)	(330,000)
Net Cash Provided By Investing Activities	(180,000)	(330,000)

Cash Flows from Financing Activities:
Proceeds from promissory note – third party	—	165,000
Proceeds from convertible promissory note – Current sponsors	330,000	—
Proceeds from convertible promissory note – former sponsors	—	510,000
Net Cash Used In Financing Activities	330,000	675,000

Net change in cash	44,965	25,449

Cash at beginning of period	3,769	40,621
Cash at end of period	$48,734	$66,070

The accompanying notes are an integral part of these unaudited condensed financial statements.

TLGY ACQUISITION CORPORATION

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025 (UNAUDITED)

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

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from May 21, 2021 (inception) through March 31, 2025 were organizational activities and those necessary to prepare for the Company’s initial public offering (the “Initial Public Offering” or “IPO”), described below, and, since the completion of our Initial Public Offering, searching for a target to consummate an initial business combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $14,183,689 consisting of $4,000,000 of underwriting fees, $8,650,000 of deferred underwriting fees payable (“Deferred Underwriting Fees”) (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”)) and $1,533,689 of other offering costs related to the Initial Public Offering. Cash of $48,734 was held outside of the Trust Account on March 31, 2025 and was available for working capital purposes. As described in Note 6 below, the Deferred Underwriting Fees are payable upon the consummation of a Business Combination and in May 2024, the Company entered into a certain waiver (the “Mizuho Waiver”) with Mizuho Securities USA LLC (“Mizuho”), pursuant to which Mizuho agreed to waive the Deferred Underwriting Fees and agreed to forfeit all 300,300 Class B ordinary shares acquired by it at the time of, and deemed compensation for, the IPO. The Company believes that Mizuho was acting as the representative of all of the underwriters on the IPO when it waived the Deferred Underwriting Fees, however, as a precautionary effort, the Company is in the process of obtaining a written confirmation from all other underwriters on the IPO to confirm that all of the Deferred Underwriting Fees were waived under the Mizuho Waiver. The Company intends to receive this waiver before the fourth quarter of 2025. As of the date of this Quarterly Report on Form 10-Q (this “Quarterly Report”), the forfeiture of the 300,300 Class B ordinary shares has not yet been completed.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association (as amended, the “Articles”). In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of the Class A ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The Public Shares are redeemable and will be classified as such on the balance sheets until such date that a redemption event takes place. Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. During the three months ended March 31, 2025, no shares were redeemed by Public Shareholders. See Note 11 for additional information.

If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Articles, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Company’s Class B ordinary shares and shares that were formerly Class B ordinary shares (such shares, the “Founder Shares” or “Class B ordinary Shares” and the holders of such shares, the “Founder Shareholders”), including the former sponsor and the current sponsors (as defined below) have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

Each of the Founder Shareholders has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Articles (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment.

If the Company has not completed a Business Combination by May 16, 2025 (or up to April 16, 2026 if the period of time to consummate a business combination is extended to the fullest extent allowed in accordance with the terms of the Articles) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay its taxes, if any, divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

Each of the Founder Shareholders has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Founder Shareholders or any of their respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the former sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.20 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per Public Share, due to reductions in the value of trust assets, in each case net of the interest that may be withdrawn to pay taxes. This liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the former sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the former sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Termination of the Verde Bioresins Merger Agreement

The Company and the former sponsor entered into an Agreement and Plan of Merger (as amended, the “Merger” Agreement) on June 21, 2023, as amended on August 11, 2023, with Virgo Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), Verde Bioresins, Inc., a Delaware corporation (“Verde”). On March 12, 2024, the Company received a termination notice (the “Termination Notice”) from Verde stating that Verde was exercising its right to terminate the Merger Agreement (the “Termination”) and all ancillary agreements, pursuant to Section 10.01(c) of the Merger Agreement. On March 18, 2024, the Company responded to the Termination Notice and agreed to a termination of the Merger Agreement, but disputed the grounds for the termination of the Merger Agreement. As a result of the agreed upon termination of the Merger Agreement, the Acquiror Support Agreement entered among the Company, Verde and the former sponsor dated June 21, 2023, the Company Support Agreement between Humanitario Capital LLC, the Company and Verde dated June 21, 2023, and the Sponsor Share Restriction Agreement entered among the Company, Verde and the former sponsor dated June 21, 2023, automatically terminated. The Company has continued evaluating other possible business combination targets.

Changes in Control of Registrant

On April 16, 2024, the Company, the former sponsor, TLGY Holdings LLC, which is the holding company of the former sponsor, CPC Sponsor Opportunities I, LP (“CPCSO”) and CPC Sponsor Opportunities I (Parallel), LP (“CPC Parallel” and, together with CPCSO Sponsor, the “CPC Funds” or “current sponsors”), the CPC Funds being the current sponsors of the Company and stakeholders of economic interests in the former sponsor, entered into a securities transfer agreement (“Securities Transfer Agreement”), pursuant to which, at a closing on June 19, 2024, the current sponsors, for an aggregate purchase price of $1.00 (the “Purchase Price”), (i) purchased 3,542,305 Class B ordinary shares of the Company (the “Founder Shares”) from the former sponsor, certain investors who held the Founder Shares, and three previous independent directors of the Company, and (ii) purchased 3,940,825 warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share (“Private Placement Warrants”) from the former sponsor (the “Securities Transfer Transaction”).

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

On June 20, 2024, in connection with the Securities Transfer Transaction, the Company and the current sponsors entered into a joinder to a certain letter agreement, dated November 30, 2021 (the “Letter Agreement Joinder”) and a joinder to a certain registration rights agreement, dated November 30, 2021 (the “Registration Rights Agreement”). In addition, on June 21, 2024, the Company entered into an agreement (the “CPC Funds Indemnification Agreement”) to indemnify the current sponsors and their affiliates (each, an “Indemnitee”) from any claims made by the Company or a third party in respect of any investment opportunities sourced by an Indemnitee, any liability arising with respect to an Indemnitee’s activities in connection with the Company’s affairs, and that are provided without a separate written agreement between the Company and any Indemnitee. Such indemnity will provide that the Indemnitees cannot access the funds held in the Company’s trust account.

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

Mizuho Deferred Underwriting Fee Waiver

The underwriters in our IPO, of which Mizuho served as the representative, agreed to defer $8,650,000 in underwriting fees payable, which fees are payable upon the completion of our initial business combination (“Deferred Underwriting Fees”). In May 2024, the Company entered into a certain waiver with Mizuho (“Mizuho Waiver”), pursuant to which Mizuho agreed to waive the Deferred Underwriting Fees and agreed to forfeit all of the 300,300 Founder Shares it received as compensation in connection with the IPO. The Company believes that Mizuho was acting as the representative of all of the underwriters on the IPO when it waived the Deferred Underwriting Fees, however, as a precautionary effort, the Company is in the process of obtaining a written confirmation from all other underwriters on the IPO, to confirm that the Deferred Underwriting Fees were waived under the Mizuho Waiver. The Company expects to receive this waiver before the fourth quarter of 2025. As of the date of this Quarterly Report, the forfeiture of the 300,300 Class B ordinary shares has not yet been completed.

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

Liquidity, Capital Resources, and Going Concern

As of March 31, 2025, the Company had cash of $48,734 and a working capital deficit of $4,651,163.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs or complete an initial business combination by May 16, 2025 (or up to April 16, 2026 if the period of time to consummate a business combination is extended to the fullest extent possible in accordance with the terms of the Articles), the Company will cease all operations except for the purpose of liquidating. The working capital deficit, liquidity condition and mandatory liquidation raises substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date of filing of this Quarterly Report. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

The Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected by, among other things, global economic conditions and disruptions, including geopolitical events, international hostilities and resulting sanctions, acts of terrorism, public health crises, inflation or stagflation, tariffs and other trade barriers, central bank interest rate policies in countries that such target business operates. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of any of these actions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s December 31, 2024 Annual Report on Form 10-K, as filed with the SEC on March 5, 2025. The restated interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2025 and December 31, 2024, the Company had cash of $48,734 and $3,769, respectively held outside the Trust Account. The Company did not have any cash equivalents at March 31, 2025 and December 31, 2024.

Cash and Investments Held in Trust Account

At March 31, 2025 and December 31, 2024, the Company had $45.0 million and $44.3 million in investments held in the Trust Account, respectively. The Company’s portfolio of investments held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs associated with warrant liabilities are expensed as incurred. Offering costs associated with the Units were allocated between temporary equity and the Public Warrants by the relative fair value method. Offering costs of $534,172 consisted principally of costs incurred in connection with preparation for the Initial Public Offering. These offering costs, together with the underwriter fees of $12,650,000 (or $4,000,000 paid in cash upon the closing of the Initial Public Offering and a deferred fee of $8,650,000 (“Deferred Underwriting Fees”)), were allocated between temporary equity, the Public Warrants and the Private Warrants in a relative fair value method upon completion of the Initial Public Offering. Of these costs, $442,567 were allocated to the Public Warrants and to the Private Placement Warrants and are charged to the statements of operations. In addition, the Company recorded the fair value of $999,517 (net of consideration) for an aggregate of 300,300 Class B shares transferred to Mizuho, the representative of the underwriters, and 15,000 Class B shares transferred to Centaury Management Ltd., an investor in the former sponsor, each transferred upon the closing of the Initial Public Offering. As described below, in May 2024, the Company entered into a certain waiver with Mizuho (“Mizuho Waiver”), pursuant to which Mizuho agreed to waive the Deferred Underwriting Fees and agreed to forfeit all of the 300,300 Class B ordinary shares it received as compensation in connection with the IPO. The Company believes that Mizuho was acting as a representative of all of the underwriters on the IPO when it waived the Deferred Underwriting Fees, however, as a precautionary effort, the Company is in the process of obtaining a written confirmation from all other underwriters on the IPO, to confirm that the Deferred Underwriting Fees were waived under the Mizuho Waiver. The Company intends to receive this waiver before the fourth quarter of 2025. As of the date of this Quarterly Report, the forfeiture of the 300,300 Class B ordinary shares has not yet been completed.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2025 and December 31, 2024, the 3,717,207 Class A ordinary shares subject to possible redemption in the amount of $44,978,629 and $44,332,605, respectively, at redemption value per Public Share are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. During the three months ended March 31, 2025 and 2024, the Company recorded a measurement adjustment of $646,024 and $1,194,194, respectively, to increase to redemption value.

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

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As of March 31, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and subsequently share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income per ordinary share.

	For the Three Months	For the Three Months
	Ended March 31,	Ended March 31,
	2025	2024
		(Restated)
Class A Redeemable ordinary shares
Numerator: Allocation of net income (loss)	$(15,034)	$147,671
Denominator: Basic and diluted weighted average shares outstanding	3,717,207	5,922,865
Basic and diluted net income per Class A Ordinary Shares	$0.00	$0.02

Class B Non-redeemable ordinary shares (1)
Numerator: Allocation of net income (loss)	$(23,255)	$143,362
Denominator: Basic and diluted weighted average shares outstanding	5,750,000	5,750,000
Basic and diluted net income per Class B Ordinary Shares	$0.00	$0.02

(1) In May 2024, the Company entered into a certain waiver with Mizuho Securities USA LLC (“Mizuho”), one of the underwriters of the Company’s Initial Public Offering, pursuant to which Mizuho agreed to forfeit all of the 300,300 Class B ordinary shares received by it as compensation in connection with the IPO. As of the date of this Quarterly Report, the forfeiture of the 300,300 Class B ordinary shares has not yet been completed.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company’s derivative instruments are recorded at fair value as of the closing date of the Initial Public Offering (December 3, 2021) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Public Warrants and the Private Placement Warrants are a derivative instrument. As the Public Warrants and the Private Placement Warrants meet the definition of a derivative, the Public Warrants and the Private Placement Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the statements of operations in the period of change.

Convertible Promissory Note

The Company accounts for its convertible promissory notes under ASC 470-20, “Debt—Debt with Conversion and other Options” (“ASC 470”). The notes are assessed under ASC 815 for any conversion features which may require bifurcation.

Warrant Liabilities

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging” whereby under that provision, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjusts the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations. Upon issuance and as of December 31, 2021, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. As of March 31, 2025, the quoted market price is used as the fair value as of each relevant date for valuing the Public Warrants. The Private Placement Warrants are valued using a modified Black-Scholes model. The Company’s valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

Recent Accounting Standards

In June 2016, the Financial Accounting Standards Bureau (“FASB”) issued Accounting Standards Update 2016-13 – “Financial Instruments” – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): “Improvements to Income” Tax Disclosures (ASU 2023-09), which requires disclosures of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for the fiscal year beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

In November 2023, the FASB issued Accounting Standards Update 2023-07 – Segment Reporting – “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). This update requires public entities to disclose its significant segment expense categories and amounts for each reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. As of March 31, 2025 and December 31, 2024, the Company reported its operations as a single reportable segment, noting no disaggregation of Company activities, management or allocation of resources by geographic region, business activity or organizational method, thus this new guidance does not affect the disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering and the underwriters’ exercise of the over-allotment option, the Company sold 23,000,000 Units at a purchase price of $10.00 per Unit generating gross proceeds to the Company in the total amount of $230,000,000, which includes the full exercise of the underwriter over-allotment option generating gross proceeds of $30,000,000 to the Company. Each Unit consists of one share of the Company’s Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), and one-half of one redeemable warrant of the Company (each whole warrant, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment.

The Class A ordinary shares issued in the IPO initially included a contingent right to receive a pro rata share of 5,750,000 distributable redeemable warrants, to be distributed to the holders of any non-redeemed Class A ordinary shareholders in connection with the closing of the Company’s initial business combination. As described more fully in Note 11, at the Fourth Extension Meeting, holders of Company’s Class A ordinary shares approved the detachment and cancelation of all such rights attached to the Class A ordinary shares. As a result, there are no rights attached to the Class A ordinary shares and no distributable redeemable warrants will be distributed or issued by the Company in connection with the closing of an initial business combination.

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On June 17, 2021, the former sponsor received 5,750,000 of the Company’s Class B ordinary shares (the “Founder Shares”) in exchange for cash paid on behalf of the Company of $25,000. On August 7, 2021, the former sponsor surrendered and forfeited 718,750 Founder Shares for no consideration, following which the former sponsor held 5,031,250 Founder Shares. On November 30, 2021, the Company effected a further issuance of Founder Shares, resulting in the former sponsor holding an aggregate of 5,750,000 Founder Shares. The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. Upon the exercise of the over-allotment option, these shares were no longer subject to forfeiture.

Concurrent with the closing of the Initial Public Offering, the former sponsor transferred 30,000 Class B ordinary shares to each of the three initial independent directors, at an aggregate purchase price of $150, or approximately $0.005 per share. During the period ended December 31, 2021, the Company recorded share-based compensation of $569,868 to the statements of operations for services rendered.

As described in Note 1, pursuant to the Securities Transfer Agreement and at a closing on June 19, 2024, the current sponsors (i) purchased 3,542,305 Founder Shares from the former sponsor, certain investors who held the Founder Shares, and three previous independent directors of the Company, and (ii) purchased 3,940,825 Private Placement Warrants from the former sponsor. Following the completion of the Securities Transfer Transaction, the current sponsors held and controlled 4,126,215 Founder Shares and 3,940,825 Private Placement Warrants. See Note 11 for additional information regarding the Founder Shares.

Each of the Founder Shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their shares of ordinary shares for cash, securities or other property.

General and Administrative Services

Pursuant to the terms of the administrative services agreement, dated November 30, 2021, by and between the Company and the former sponsor (the “Administrative Services Agreement”), the Company agreed to pay the former sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support commencing on November 30, 2021 and ceasing upon completion of an initial business combination or the Company’s liquidation. On June 19, 2024, the Company and the former sponsor entered into a letter agreement (the “Termination Letter”) terminating the Administrative Services Agreement. Pursuant to the Termination Letter, the Company and the former sponsor agreed to irrevocably release, waive, and forever discharge the Company and its successors or assigns, the former sponsor and its members, directors, advisors, officers and its holding company, from any and all actions, compensations, fees and expenses, obligations and claims of all types and nature, including all sums that may be or have been accrued or outstanding, arising from or in connection with the Administrative Services Agreement. During the three months ended March 31, 2025 and 2024, the Company incurred $0 and $45,000, respectively, pursuant to the Administrative Services Agreement.

Convertible Promissory Note

i)Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the former sponsor and/or the current sponsors (collectively, the “Sponsor”) or an affiliate of the Sponsor or certain of its officers and directors may, but are not obligated to, loan the Company funds as may be required. Such working capital loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the working capital loans but no proceeds held in the Trust Account would be used to repay the working capital loans.

On each of April 24, 2023 (the “2023 April Promissory Note”) and August 10, 2023 (the “2023 August Promissory Note”), the Company issued an unsecured working capital promissory note to the former sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $250,000 and $500,000, respectively. Both of these two promissory notes were non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Initial Public Offering (or such later date as may be extended in accordance with the terms of the Company’s Articles), or (ii) the date on which the Company consummates a Business Combination, subject to the terms of the Merger Agreement between the Company and Verde.

On May 1, 2024, the Company issued an unsecured working capital promissory note to the former sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $500,000 (the “2024 May Working Capital Promissory Note”). This 2024 May Working Capital Promissory Notes is non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s IPO (or such later date as may be extended in accordance with the terms of the Company’s Articles), or (ii) the date on which the Company consummates an initial Business Combination.

On July 5, 2024, the Company issued unsecured working capital promissory notes to each of CPCSO and CPC Parallel, pursuant to which the Company may borrow up to an aggregate principal amount of $545,000 and $455,000, respectively (the “2024 July Working Capital Promissory Notes,” and each a “2024 July Working Capital Promissory Note” and, collectively with the 2023 April Promissory Note, the 2023 August Promissory Note and the 2024 May Working Capital Promissory Note, the “Working Capital Loans”). Both 2024 July Working Capital Promissory Notes are non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s IPO (or such later date as may be extended in accordance with the terms of the Company’s Articles), or (ii) the date on which the Company consummates an initial business combination. The principal balance of the 2024 July Working Capital Promissory Notes may be prepaid at any time by the Company at its election and without penalty.

As of March 31, 2025 and December 31, 2024, there was $2,405,325 and $2,255,325 respectively, outstanding under the Working Capital Loans. As of March 31, 2025, the current sponsors had provided the Company an aggregate of $887,325 of funding under the Working Capital Loans.

ii)Time Extension Funding Loans

In order to extend the Company’s time period for consummating a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of its officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes an Business Combination, the Company will repay such loaned amounts. In the event that the Business Combination does not close, no proceeds from the Trust Account would be used to repay such time extension funding loaned amounts. If the Company does not complete a Business Combination, the Company will not repay such time extension funding loans. Up to $3,000,000 of loans made to extend the time period for consummating an initial business combination may be convertible into private placement warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender (the “Extension Loans”). Such warrants are identical to the Private Placement Warrants. While the Company obtained Extension Loans from Verde prior to the termination of the Merger Agreement, it does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor prior to the closing of an initial Business Combination as the Company does not believe such third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account.

Prior to March 18, 2024, the date of the Termination Agreement terminating the Merger Agreement, Verde deposited an aggregate of $475,000 into the Trust Account as Extension Loans pursuant to the Merger Agreement, whereunder Verde agreed to finance the extension of the Company’s Termination Date not exceeding $100,000 per month (the “Verde Extension Loans”). The Verde Extension Loans are evidenced by promissory notes. Under the Verde Extension Loans, Verde had the right to elect to convert all (but not less than all) of the principal balance of the promissory notes, upon consummation of an initial business combination by the Company with Verde and prior to the Company’s first payment of all or any portion of the principal balance of the promissory note in cash, at Verde’s option. As a result of the Termination Agreement, the conversion option under the Verde Extension Loans were terminated. Therefore, the entirety of the amount loaned by Verde was reclassified as a third-party promissory note and is appropriately classified as such on the accompanying balance sheets. On May 4, 2024, Verde entered into a mutual release agreement with the Company, Merger Sub and the former sponsor, pursuant to which, a mutual release, waiver and discharge was agreed in respect of all claims and obligations arising out of or relating to the Termination Agreement, the Merger Agreement and all ancillary agreements and that all payments made by Verde for extending the period of time to consummate a business combination by the Company shall not be repayable by the Company to Verde and all promissory notes issued by the Company to Verde, including the Verde Extension Loans, shall be deemed to have been voided and cancelled. Solely in the event of a consummation by the Company of its initial business combination, the Company shall pay Verde a sum of $83,125, as full and final payment of such loans.

On April 18, 2024, in order to deposit the monthly extension payment to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from April 17, 2024 to May 16, 2024, the Company issued unsecured promissory notes to each of the former sponsor, CPCSO and CPC Parallel (the “2024 April Extension Promissory Notes”), pursuant to which the Company was provided $20,000, $21,800 and $18,200, respectively. These 2024 April Extension Promissory Notes are non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s Initial Public Offering (or such later date as may be extended in accordance with the terms of the Company’s Articles), or (ii) the date on which the Company consummates an initial business combination.

On May 18, 2024, in order to deposit the monthly extension payment to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from May 17, 2024 to June 16, 2024, the Company issued unsecured promissory notes to each of CPCSO and CPC Parallel (the “2024 May Extension Promissory Notes”), pursuant to which the Company was provided $32,700 and $27,300, respectively. These 2024 May Extension Promissory Notes are non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s Initial Public Offering (or such later date as may be extended in accordance with the terms of the Company’s Articles), or (ii) the date on which the Company consummates an initial business combination.

On June 16, 2024, in order to deposit the monthly extension payment to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from June 17, 2024 to July 16, 2024, the Company issued unsecured promissory notes to each of CPCSO and CPC Parallel (the “2024 June Extension Promissory Notes”), pursuant to which the Company were provided $32,700 and $27,300, respectively. These 2024 June Extension Promissory Notes are non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s Initial Public Offering (or such later date as may be extended in accordance with the terms of the Company’s Articles), or (ii) the date on which the Company consummates an initial business combination.

On July 15, 2024, in order to deposit the monthly extension payment to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from July 17, 2024 to August 16, 2024 the Company issued unsecured promissory notes to each of CPCSO and CPC Parallel (the “2024 July Extension Promissory Notes”), pursuant to which the Company was provided $32,700 and $27,300, respectively. These 2024 July Extension Promissory Notes are non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s Initial Public Offering (or such later date as may be extended in accordance with the terms of the Company’s Articles), or (ii) the date on which the Company consummates an initial business combination.

On August 12, 2024, in order to deposit the monthly extension payment to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from August 17, 2024 to September 16, 2024 the Company issued unsecured promissory notes to each of CPCSO and CPC Parallel (the “2024 August Extension Promissory Notes”), pursuant to which the Company was provided $32,700 and $27,300, respectively. These 2024 August Extension Promissory Notes are non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s Initial Public Offering (or such later date as may be extended in accordance with the terms of the Company’s Articles), or (ii) the date on which the Company consummates an initial business combination.

On September 16, 2024, in order to deposit the monthly extension payment to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from September 17, 2024 to October 16, 2024 the Company issued unsecured promissory notes to each of CPCSO and CPC Parallel (the “2024 September Extension Promissory Notes”), pursuant to which the Company was provided $32,700 and $27,300, respectively. These 2024 September Extension Promissory Notes are non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s Initial Public Offering (or such later date as may be extended in accordance with the terms of the Company’s Articles), or (ii) the date on which the Company consummates an initial business combination.

On October 16, 2024, in order to deposit the monthly extension payment to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from October 16, 2024 to November 16, 2024 the Company issued unsecured promissory notes to each of CPCSO and CPC Parallel (the “2024 October Extension Promissory Notes”), pursuant to which the Company was provided $32,700 and $27,300, respectively. These 2024 October Extension Promissory Notes are non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s Initial Public Offering (or such later date as may be extended in accordance with the terms of the Company’s Articles), or (ii) the date on which the Company consummates an initial business combination.

On November 15, 2024, in order to deposit the monthly extension payment to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from November 17, 2024 to December 16, 2024 the Company issued unsecured promissory notes to each of CPCSO and CPC Parallel (the “2024 November Extension Promissory Notes”), pursuant to which the Company was provided $32,700 and $27,300, respectively. These 2024 November Extension Promissory Notes are non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s Initial Public Offering (or such later date as may be extended in accordance with the terms of the Company’s Articles), or (ii) the date on which the Company consummates an initial business combination.

On December 16, 2024, in order to deposit the monthly extension payment to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from December 17, 2024 to January 16, 2025 the Company issued unsecured promissory notes to each of CPCSO and CPC Parallel (the “2024 December Extension Promissory Notes”), pursuant to which the Company was provided $32,700 and $27,300, respectively. These 2024 December Extension Promissory Notes are non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s Initial Public Offering (or such later date as may be extended in accordance with the terms of the Company’s Articles), or (ii) the date on which the Company consummates an initial business combination.

On January 16, 2025, in order to deposit the monthly extension payment to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from January 16, 2025 to February 16, 2025 the Company issued unsecured promissory notes to each of CPCSO and CPC Parallel (the “2025 January Extension Promissory Notes”), pursuant to which the Company was provided $32,700 and $27,300, respectively. These 2025 January Extension Promissory Notes are non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s Initial Public Offering (or such later date as may be extended in accordance with the terms of the Company’s Articles), or (ii) the date on which the Company consummates an initial business combination.

On February 14, 2025, in order to deposit the monthly extension payment to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from February 16, 2025 to March 16, 2025 the Company issued unsecured promissory notes to each of CPCSO and CPC Parallel (the “2025 February Extension Promissory Notes”), pursuant to which the Company was provided $32,700 and $27,300, respectively. These 2025 February Extension Promissory Notes are non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s Initial Public Offering (or such later date as may be extended in accordance with the terms of the Company’s Articles), or (ii) the date on which the Company consummates an initial business combination.

On March 14, 2025, in order to deposit the monthly extension payment to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from March 16, 2025 to April 16, 2025 the Company issued unsecured promissory notes to each of CPCSO and CPC Parallel (the “2025 March Extension Promissory Notes”), pursuant to which the Company was provided $32,700 and $27,300, respectively. These 2025 March Extension Promissory Notes are non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s Initial Public Offering (or such later date as may be extended in accordance with the terms of the Company’s Articles), or (ii) the date on which the Company consummates an initial business combination.

As of March 31, 2025 and December 31, 2024, the Company had $2,094,000 and $1,914,000 outstanding balance under the Extension Loans. As of March 31, 2025, the current sponsors provided the Company with an aggregate of $600,000 of Extension Loans.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans or Extension Loans (and any shares of ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans or Extension Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Concurrent with the closing of the Initial Public Offering, the former sponsor transferred 15,000 Class B ordinary shares to Centaury Management Ltd., an investor in the former sponsor, at an aggregate purchase price of $75, or approximately $0.005 per share. The former sponsor also transferred 300,300 Class B ordinary shares to Mizuho, the representative of the underwriters, at an aggregate purchase price of $1,000,000, or approximately $3.33 per share (the “Representative’s Shares”). The Company thus recorded additional transaction costs of $999,517, the grant date fair value of the shares net of consideration received. The Representative’s Shares were deemed compensation by FINRA and were therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of IPO prospectus pursuant to Rule 5110(e)(1) of the FINRA Manual.

In May 2024, the Company entered into a certain waiver with Mizuho (“Mizuho Waiver”), pursuant to which Mizuho agreed to waive the Deferred Underwriting Fees and agreed to forfeit all of the 300,300 Class B ordinary shares received by it as compensation in connection with the IPO. The Company believes that Mizuho was acting as a representative of all of the underwriters on the IPO when it waived the Deferred Underwriting Fees, however, as a precautionary effort, the Company is in the process of obtaining a written confirmation from all other underwriters on the IPO, to confirm that the Deferred Underwriting Fees were waived under the Mizuho Waiver. The Company intends to receive this waiver before the fourth quarter of 2025. As of the date of this Quarterly Report, the forfeiture of the 300,300 Class B ordinary shares has not yet been completed.

Legal Fees

The Company has an agreement in place whereby if its prior legal counsel for the Company’s IPO assists in the initial business combination, payment of their charges plus a success premium to be agreed is contingent on a successful de-SPAC closing or recovery under certain cost coverage provisions in the merger agreement. In accordance with ASC 805, “Business Combinations”, this fee will not be recorded until Business Combination is consummated.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares —The Company is authorized to issue 5,000,000 shares of preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares —The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of each of March 31, 2025 and December 31, 2024, there were 3,717,207 Class A ordinary shares issued and outstanding, respectively, including 3,717,207 Class A ordinary shares subject to possible redemption. The IPO Units include a contingent right (See Note 3).

Class B Ordinary Shares —The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. On November 30, 2021, the Company effected a further issuance of Founder Shares, resulting in the former sponsor holding an aggregate of 5,750,000 Founder Shares. As of March 31, 2025 and December 31, 2024, there were 5,750,000 shares of Class B ordinary shares issued and outstanding. In May 2024, the Company entered into the Mizuho Waiver, pursuant to which Mizuho agreed to forfeit all of the 300,300 Class B ordinary shares received by it as compensation in connection with the IPO. As of the date of this Quarterly Report, the forfeiture of the 300,300 Class B ordinary shares has not yet been completed.

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

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B ordinary shares shall convert into shares of Class A ordinary shares will be adjusted (unless the holders of a majority of the then-outstanding shares of Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A ordinary shares issuable upon conversion of all shares of Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of ordinary shares outstanding upon the completion of Initial Public Offering plus all shares of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of shares of Class A ordinary shares redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued or issuable to any seller of an interest in the target to the Company in a Business Combination. See Note 11 for additional information.

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

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of residence of the exercising holder, or an exemption from registration is available.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. Notwithstanding the above, if the Class A ordinary share is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

Redemption of Warrants When the Price per Share of Class A Ordinary Share Equals or Exceeds $10.00— Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;
●	at a price of $0.10 per warrant provided that the holder will be able to exercise their warrants on cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Class A ordinary shares;
●	upon a minimum of 30 days’ prior written notice of redemption;
●	if, and only if, the last reported sale price of the Class A ordinary share equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganization, recapitalizations and the like) for any 10 trading days within a 20- trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. As of March 31, 2025 and December 31, 2024, the derivative warrant liability was $910,380 and $457,466, respectively.

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value at March 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,		December 31,
Description	Level	2025	Level	2024
Assets:
Investments held in Trust Account	1	$44,978,629	1	$44,332,605

Liabilities:
Warrant liability – Private Placement Warrants	3	450,380	3	226,316
Warrant liability – Public Warrants	2	460,000	1	231,150

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

The Public Warrants were initially classified after detachment of the Public Warrants from the Units as Level 1 due to the use of an observable market quote in an active market. The Public Warrants were subsequently reclassified from Level 1 to Level 2 as a result of the suspension of trading of the Company’s Class A ordinary shares and Public Warrants from Nasdaq on December 9, 2024. The subsequent measurements of the Public Warrants as of March 31, 2025 were classified as Level 2 due to the lack of an active trading market. For periods subsequent to the detachment of the Public Warrants from the Units, the publicly traded closing price of the Public Warrants of $0.04 per warrant, was used as the fair value as of the relevant date. The terms of the Private Placement Warrants are analogous to the Public Warrants with the exception that they are not redeemable. As such, these warrants were valued using a modified Black-Scholes model.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2025:

Fair Value
Measurement
Using Level 3
Inputs Total
Balance, December 31, 2024	$226,316
Change in fair value of derivative warrant liabilities	224,064
Balance, March 31, 2025	$450,380

The key inputs into the Monte Carlo simulation model and the modified Black-Scholes model to value the derivative warrant liabilities were as follows:

	March 31, 2025		December 31, 2024
Share price	$12.03		$11.64
Exercise price	$11.50		$11.50
Risk-free interest rate	3.97%		4.19%
Expected life of warrants	1.40	years	1.32	years
Expected volatility of underlying shares	de minimis	%	de minimis	%
Dividend yield	0.00%		0.00%
Probability of business combination	10.00%		10.00%

As of March 31, 2025 and December 31, 2024, the derivative warrant liability was $910,380 and $457,466, respectively. In addition, for the three months ended March 31, 2025 and 2024, the Company recorded a loss on the change in fair value of the derivative warrant liabilities on the statements of operations of $452,914 and $304,978, respectively.

NOTE 10 – SEGMENT INFORMATION

ASC Topic 290, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customer. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decision regarding resource allocation, the CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets:

	March 31, 2025	December 31, 2024
Total Assets	$45,058,203	$44,359,714

	For the
	Three Months Ended
	March 31,
	2025	2024
EXPENSES
General and administrative	$136,233	$507,815
TOTAL EXPENSES	$136,233	$507,815

OTHER INCOME
Income earned on Cash and Investments held in Trust Account	$466,024	$2,271,551
TOTAL OTHER INCOME	$466,024	$2,271,551

General and administrative costs are reviewed and monitored by the CODM to management and forecast cash to ensure enough capital is available to complete an Initial Public Offering and eventually a Business Combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain, and enforce all contractual agreements to ensure costs are aligned with all agreement and budget.

General and administrative expenses, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

Total assets are reviewed and monitored by the CODM to determine if the Company has maintained enough capital in order to complete its initial Business Combination.

Income earned on cash and investments held in the Trust Account is reviewed and monitored by the CODM to determine returns for potential redeeming shareholders based on the interest earned on the holdings within the Trust Account.

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to May 7, 2025, the date that the financial statements were available to be issued. Based upon this review, except as noted below and as disclosed as current reports under various Form 8-K filed with the SEC, the Company did not identify any other subsequent events that would have required adjustment to or disclosure in the financial statements.

Fourth Extension Meeting

On April 15, 2025, the Company held an extraordinary general meeting of its shareholders (the “Fourth Extension Meeting”) at which its shareholders approved certain amendments to the Articles, to (i) modify the monthly amount that the current sponsors or their affiliates or designees must deposit into the Trust Account to extend the Combination Period by one month, up to twelve times (starting on April 16, 2025), if requested by the current sponsors and accepted by the Company, from the lesser of $0.02 per outstanding share and $60,000 to the lesser of (x) $0.05 per outstanding share and (y) $25,000; (ii) remove (x) the limitation that the Company shall not consummate a Business Combination if it would cause the Company’s net tangible assets to be less than $5,000,001 and (y) the limitation that the Company shall not redeem Public Shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions; and (iii) provide for the right of a holder of Class B ordinary shares to convert their Class B ordinary shares into Class A ordinary shares, on a one-for-one basis prior to the closing of an initial Business Combination at the election of the holder (collectively, the “Article Amendments”). At the Fourth Extension Meeting, holders of Class A ordinary shares also approved the detachment and cancellation of the contingent right attached to each non-redeemed Class A ordinary share sold in the Company’s IPO, which right entitled the holder of such Class A ordinary shares to receive at least one-fourth of one redeemable warrant following the business combination redemption time.

In connection with the Fourth Extension Meeting, holders of 3,227,320 Class A ordinary shares properly exercised their right to redeem their shares for cash.

Conversion of Class B Ordinary Shares to Class A Ordinary Shares

Following the Fourth Extension Meeting, the former sponsor and the current sponsors converted all of their Class B ordinary shares into Class A ordinary shares. As a result, there are currently 5,834,587 Class A ordinary shares outstanding, of which 489,887 Class A ordinary shares are subject to future redemptions.

Promissory Notes

On April 16, 2025, in order to deposit the monthly extension payment to extend the period of time that the Company has to complete its initial Business Combination by an additional month for the period from April 16, 2025 to May 16, 2025, the Company issued unsecured promissory notes to each of CPCSO and CPC Parallel (the “2025 April Extension Promissory Notes”), pursuant to which the Company was provided $13,349 and $11,145, respectively. These 2025 April Extension Promissory Notes are non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s initial public offering (or such later date as may be extended in accordance with the terms of the Company’s Articles), or (ii) the date on which the Company consummates an initial business combination.

Extensions to Complete the Initial Business Combination

On April 16, 2025, the Company notified Continental Stock Transfer & Trust Company of its intention to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from April 17, 2025 to May 16, 2025, subject to the current sponsors or their respective affiliates or designees depositing $24,494 into the trust account.

On April 16, 2025, the current sponsors or their respective affiliates or designees deposited $24,494 into the trust account and as a result the Termination Date was extended by one month until May 16, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this quarterly report (the “Quarterly Report”) on Form 10-Q to “we,” “us” or the “Company” refer to TLGY Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “former sponsor” refer to TLGY Sponsors LLC and references to the “current sponsors” refer to CPC Sponsor Opportunities I, LP and CPC Sponsor Opportunities I (Parallel), LP. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 3, 2021 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 5, 2025. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward- looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

Fourth Extension Meeting

On April 15, 2025, the Company held an extraordinary general meeting of its shareholders (the “Fourth Extension Meeting”) at which its shareholders approved certain amendments to the Articles, to (i) modify the monthly amount that the current sponsors or their affiliates or designees must deposit into the Trust Account to extend the Combination Period by one month, up to twelve times (starting on April 16, 2025), if requested by the current sponsors and accepted by the Company, from the lesser of $0.02 per outstanding share and $60,000 to the lesser of (x) $0.05 per outstanding share and (y) $25,000; (ii) remove (x) the limitation that the Company shall not consummate a Business Combination if it would cause the Company’s net tangible assets to be less than $5,000,001 and (y) the limitation that the Company shall not redeem Public Shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions; and (iii) provide for the right of a holder of Class B ordinary shares to convert their Class B ordinary shares into Class A ordinary shares, on a one-for-one basis prior to the closing of an initial Business Combination at the election of the holder (collectively, the “Article Amendments”). At the Fourth Extension Meeting, holders of Class A ordinary shares also approved the detachment and cancellation of the contingent right attached to each non-redeemed Class A ordinary share sold in the Company’s IPO, which right entitled the holder of such Class A ordinary shares to receive at least one-fourth of one redeemable warrant following the business combination redemption time.

In connection with the Fourth Extension Meeting, holders of 3,227,320 Class A ordinary shares properly exercised their right to redeem their shares for cash.

Conversion of Class B Ordinary Shares to Class A Ordinary Shares

Following the Fourth Extension Meeting, the former sponsor and the current sponsors converted all of their Class B ordinary shares into Class A ordinary shares. As a result, there are currently 5,834,587 Class A ordinary shares outstanding, of which 489,887 Class A ordinary shares are subject to future redemptions.

Promissory Notes

On April 16, 2025, in order to deposit the monthly extension payment to extend the period of time that the Company has to complete its initial Business Combination by an additional month for the period from April 16, 2025 to May 16, 2025, the Company issued unsecured promissory notes to each of CPCSO and CPC Parallel (the “2025 April Extension Promissory Notes”), pursuant to which the Company was provided $13,349 and $11,145, respectively. These 2025 April Extension Promissory Notes are non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s initial public offering (or such later date as may be extended in accordance with the terms of the Company’s Articles), or (ii) the date on which the Company consummates an initial business combination.

Extensions to Complete the Initial Business Combination

On April 16, 2025, the Company notified Continental Stock Transfer & Trust Company of its intention to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from April 17, 2025 to May 16, 2025, subject to the current sponsors or their respective affiliates or designees depositing $24,494 into the trust account.

On April 16, 2025, the current sponsors or their respective affiliates or designees deposited $24,494 into the trust account and as a result the Termination Date was extended by one month until May 16, 2025.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2025 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, since the completion of our Initial Public Offering, searching for a target to consummate an initial business combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had a net loss of $38,289 which was primarily due to the general and administrative costs of $136,233 and the change in the fair value of the warrant liability of $452,914, partially offset by interest income on funds held in Trust of $466,024 and a forgiveness of debt of $84,834.

For the three months ended March 31, 2024, we had a net income of $291,033 which was primarily due to interest income on funds held in Trust of $864,194, forgiveness of debt of $111, partially offset by general and administrative costs of $268,294 and change in fair value of derivative liabilities of $304,978.

Liquidity and Capital Resources

On December 3, 2021, we consummated our IPO of 20,000,000 units at a price of $10.00 per unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of our IPO, we consummated the sale of 10,659,500 private placement warrants to our former sponsor at a price of $1.00 per private placement warrant generating gross proceeds of $10,659,500.

On December 8, 2021, we consummated the closing of the sale of an additional 3,000,000 Option Units at $10.00 per Option Unit, pursuant to the full exercise of over-allotment option by the underwriters of our IPO, generating gross proceeds of $30,000,000. We also consummated the closing of the sale of an additional 600,000 private placement warrants at $1.00 per private placement warrant (“Additional Private Placement Warrants”) to our former sponsor, generating gross proceeds of $600,000. An aggregate of $234,600,000 of the proceeds from our IPO (including the Option Units) and the private placement with our former sponsor (including the Additional Private Placement Warrants) was placed in the trust account. We incurred $14,183,689 in transaction costs, including $4,000,000 of underwriting fees paid at our IPO, $8,650,000 of deferred underwriting fees (the “Deferred Underwriting Fees”) and $1,533,689 of offering expenses. In May 2024, we entered into a certain waiver with Mizuho Securities USA LLC (“Mizuho Waiver”), pursuant to which Mizuho agreed to waive the Deferred Underwriting Fees and agreed to forfeit all of the 300,300 Class B ordinary shares received by it as compensation in connection with the IPO. We believe that Mizuho was acting as a representative of all of the underwriters on the IPO when it waived the Deferred Underwriting Fees, however, as a precautionary effort, we are in the process of obtaining a written confirmation from all other underwriters on the IPO, to confirm that the Deferred Underwriting Fees were waived under the Mizuho Waiver. We intend to receive this waiver before the fourth quarter of 2025. As of the date of this Quarterly Report, the forfeiture of the 300,300 Class B ordinary shares has not yet been completed.

On February 23, 2023, the Company held an extraordinary general meeting of its shareholders (the “First Extension Meeting), at which its shareholders approved an amendment to the Amended and Restated Memorandum and Articles of Association of the Company (the “Articles”) to, among other things, extend the time it had to complete an initial Business Combination, and in connection therewith, 15,681,818 Class A ordinary shares were rendered for redemption. The Class A ordinary shares were redeemed at a price of approximately $10.40 per share.

On October 17, 2023, the Company held an annual general meeting of its shareholders (the “Second Extension Meeting”), at which its shareholders approved a further amendment to the Articles to, among other things, extend the time it had to complete an initial Business Combination, and in connection therewith, 1,395,317 Class A ordinary shares were rendered for redemption. The Class A ordinary shares were redeemed at a per-share price of approximately $10.96 per share.

On April 16, 2024, the Company held an extraordinary general meeting of its shareholders (the “Third Extension Meeting”), at which its shareholders approved a further amendment to the Articles to, among other things, extend the time it had to complete an initial Business Combination, and in connection therewith, 2,205,658 Class A ordinary shares were rendered for redemption. The Class A ordinary shares were redeemed at a per-share price, of approximately $11.33 per share. See the section entitled “Recent Developments” above for information about the Fourth Extension Meeting.

As of March 31, 2025, we had cash and investments held in the trust account of $44,978,629. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (excluding deferred underwriting commissions), to complete our initial business combination. We may withdraw interest to pay our taxes, if any. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2025, we had cash held outside the trust account of $48,734. We intend to use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

As of March 31, 2025, the Company had cash of $48,734 and a working capital deficit of $4,651,163.

We have determined that if we are unable to raise additional funds to alleviate liquidity needs or complete an initial business combination by May 16, 2025 (or such later date as may be extended in accordance with the terms of the Articles, the “Combination Period”) then the Company will cease all operations, redeem the public shares and thereafter liquidate and dissolve. There is no assurance that our plans to consummate a Business Combination will be successful within the Combination Period. The working capital deficit, liquidity conditions and mandatory liquidation raise substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-balance Sheet Arrangements; Commitments and Contractual Obligations

As of March 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein.

Contractual Obligations

Registration Rights

The holders of the Founder Shares (including any Class A ordinary shares issued upon conversion of Class B ordinary shares), private placement warrants and any warrants that may be issued upon conversion of the working capital loans and loans made to extend our time period for consummating an initial business combination (and in each case holders of their component securities, as applicable) will have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement signed on November 30, 2021, as supplemented by a joinder to the registration rights agreement on June 20, 2024, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters of our IPO were entitled to a cash underwriting discount of 2.0% of the gross proceeds of the IPO, or $4,000,000, which was paid at the closing of the IPO. In addition, the underwriters have agreed to defer underwriting commissions of 3.5% of the gross proceeds of the IPO of 20,000,000 units and underwriting commissions of 5.5% of the gross proceeds of the over-allotment option units of 3,000,000 units, or $8,650,000 in aggregate (the “Deferred Underwriting Fees”), which will be paid to the underwriters from the funds held in the trust account upon and concurrently with the completion of our initial business combination. In May 2024, the Company entered into a certain waiver with Mizuho Securities USA LLC (“Mizuho Waiver”), pursuant to which Mizuho agreed to waive the Deferred Underwriting Fees and agreed to forfeit all of the 300,300 Class B ordinary shares received by it as compensation in connection with the IPO. The Company believes that Mizuho was acting as a representative of all of the underwriters on the IPO when it waived the Deferred Underwriting Fees, however, as a precautionary effort, the Company is in the process of obtaining a written confirmation from all other underwriters on the IPO, to confirm that the Deferred Underwriting Fees were waived under the Mizuho Waiver. The Company intends to receive this waiver before the fourth quarter of 2025. As of the date of this Quarterly Report, the forfeiture of the 300,300 Class B ordinary shares has not yet been completed.

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

As of March 31, 2025, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our CEO and CFO concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by the Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes with respect to those risk factors previously disclosed in our final prospectus related to our Initial Public Offering filed with the SEC on December 3, 2021, our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 5, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 6, 2021).
3.2

Copy of the special resolution amending Article 49.7 of the Amended and Restated Memorandum and Articles of Association, adopted by shareholders of the Company on February 23, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2023).

3.3

Copy of the special resolution amending Article 49.7 of the Amended and Restated Memorandum and Articles of Association, adopted by shareholders of the Company on October 17, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2023).

3.4

Copy of the special resolution amending Article 49.7 of the Amended and Restated Memorandum and Articles of Association, adopted by shareholders of the Company on April 16, 2024 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2024).

3.5

Copy of the special resolutions amending the Amended and Restated Memorandum and Articles of Association, adopted by shareholders of the Company on April 15, 2025(incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 21, 2025).

4.1*	Copy of the special resolution approving detachment and cancellation of contingent right from the Class A ordinary shares.
31.1*	Certification of the Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

**Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TLGY ACQUISITION CORPORATION

Date: May 7, 2025	By:	/s/ Young Cho
		Name:	Young Cho
		Title:	Chief Executive Officer
(Principal Executive Officer)

TLGY ACQUISITION CORPORATION

Date: May 7, 2025	By:	/s/ Kwong Cho Ho
		Name:	Kwong Cho Ho
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)