Form 10-Q
period 2025-06-30
TLGY ACQUISITION CORP
filed 2025-08-07
CIK 1879814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 7th, 2025, there were a total of 5,939,587 ordinary shares, comprised of 5,834,587 Class A ordinary shares, par value $0.0001 per share, and 105,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

TLGY ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

June 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TLGY ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current Assets:
Cash	$207,786	$3,769
Prepaid expenses	28,340	23,340
Total Current Assets	236,126	27,109

Cash and investments held in Trust Account	6,072,600	44,332,605

Total Assets	$6,308,726	$44,359,714

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$423,406	$272,548
Accrued offering costs	5,000	5,000
Convertible promissory note payable – former sponsor	2,912,000	2,912,000
Convertible promissory note payable – current sponsors	1,962,325	1,257,325
Total Current Liabilities	5,302,731	4,446,873

Derivative warrant liabilities	5,689,875	457,466
Deferred underwriting commission	865,000	865,000
Total Liabilities	11,857,606	5,769,339

COMMITMENTS AND CONTINGENCIES

Class A ordinary shares subject to possible redemption; 489,887 and 3,717,207 shares (at redemption value of $12.40 and $11.92 at June 30, 2025 and December 31, 2024, respectively)	6,072,600	44,332,605

Shareholders’ deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at June 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 5,344,700 and 0 issued and outstanding (excluding 489,887 shares subject to possible redemption) at June 30, 2025 and December 31, 2024, respectively	534	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 105,000 shares and 5,750,000 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	11	575
Additional paid-in capital	—	—
Accumulated deficit	(11,622,025)	(5,742,805)
Total Shareholders’ Deficit	(11,621,480)	(5,742,230)
LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$6,308,726	$44,359,714

The accompanying notes are an integral part of these unaudited condensed financial statements.

TLGY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Six Months
	Ended		Ended
	June 30,		June 30,
	2025	2024	2025	2024
EXPENSES
Administrative fee - related party	$—	$15,000	$—	$60,000
General and administrative	341,960	428,334	478,193	651,628
TOTAL EXPENSES	341,960	443,334	478,193	711,628

OTHER INCOME (LOSS)
Income earned on Cash and Investments held in Trust Account	133,883	663,042	599,907	1,527,236
Forgiveness of debt	—	608,665	84,834	608,776
Change in fair value of derivative liabilities	(4,779,495)	(817,066)	(5,232,409)	(1,122,044)
TOTAL OTHER INCOME (LOSS)	(4,645,612)	454,641	(4,547,668)	1,013,968

Net income (loss)	$(4,987,572)	$11,307	$(5,025,861)	$302,340

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	5,702,356	4,105,015	4,715,265	5,013,940
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$(0.70)	$0.00	$(0.60)	$0.03

Weighted average number of shares of Class B ordinary shares outstanding, basic and diluted	1,462,493	5,750,000	3,594,403	5,750,000
Basic and diluted net income (loss) per Class B ordinary share	$(0.70)	$0.00	$(0.60)	$0.03

The accompanying notes are an integral part of these unaudited condensed financial statements.

TLGY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Class A		Class B		Additional
	Ordinary Shares		Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2024	—	$—	5,750,000	$575	$—	$(5,742,805)	$(5,742,230)

Current period remeasurement to redemption value	—	—	—	—	—	(646,024)	(646,024)

Net income	—	—	—	—	—	(38,289)	(38,289)
Balance as of March 31, 2025 (unaudited)	—	—	5,750,000	575	—	(6,427,118)	(6,426,543)

Current period remeasurement to redemption value	—	—	—	—	—	(207,365)	(207,365)
Class B ordinary share conversion	5,344,700	534	(5,344,700)	(534)	—	—	—
Mizuho Class B ordinary share forfeiture	—	—	(300,300)	(30)	—	30	—
Net income	—	—	—	—	—	(4,987,572)	(4,987,572)
Balance as of June 30, 2025 (unaudited)	5,344,700	$534	105,000	$11	$—	$(11,622,025)	$(11,621,480)

	Class A		Class B		Additional
	Ordinary Shares		Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	—	$—	5,750,000	$575	$—	$(12,043,361)	$(12,042,786)

Current period remeasurement to redemption value	—	—	—	—	—	(1,194,194)	(1,194,194)

Net income	—	—	—	—	—	291,033	291,033
Balance as of March 31, 2024, as restated (unaudited)	—	—	5,750,000	575	—	(12,946,522)	(12,945,947)

Current period remeasurement to redemption value	—	—	—	—	—	(845,132)	(845,132)
Underwriter fee waiver	—	—	—	—	—	7,785,000	7,785,000
Net income	—	—	—	—	—	11,307	11,307
Balance as of June 30, 2024, as restated (unaudited)	—	$—	5,750,000	$575	$—	$(5,995,347)	$(5,994,772)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TLGY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2025	2024
Cash Flows From Operating Activities:
Net income (loss)	$(5,025,861)	$302,340
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on cash and investments held in the Trust Account	(599,907)	(1,527,236)
Change in fair value of derivative warrant liabilities	5,232,409	1,122,044
Forgiveness of debt	(84,834)	(608,776)
Changes in operating assets and liabilities:
Prepaid expenses	(5,000)	(57,566)
Accounts payable and accrued expenses	235,693	(158,766)
Net Cash Used In Operating Activities	(247,500)	(927,960)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(253,483)	(512,090)
Cash withdrawn from Trust Account	39,113,394	25,092,549
Net Cash Provided By Investing Activities	38,859,911	24,580,459

Cash Flows from Financing Activities:
Redemptions of Class A ordinary shares	(39,113,394)	(25,092,549)
Proceeds from promissory note – third party	—	165,000
Proceeds from convertible promissory note – current sponsors	705,000	640,525
Proceeds from convertible promissory note – former sponsors	—	635,000
Net Cash Used In Financing Activities	(38,408,394)	(23,652,024)

Net change in cash	204,017	475

Cash at beginning of period	3,769	40,621
Cash at end of period	$207,786	$41,096

The accompanying notes are an integral part of these unaudited condensed financial statements.

TLGY ACQUISITION CORPORATION

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025 (UNAUDITED)

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

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from May 21, 2021 (inception) through June 30, 2025 were organizational activities and those necessary to prepare for the Company’s initial public offering (the “Initial Public Offering” or “IPO”), described below, and, since the completion of our Initial Public Offering, searching for a target to consummate an initial business combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $14,183,689 consisting of $4,000,000 of underwriting fees, $8,650,000 of deferred underwriting fees payable (“Deferred Underwriting Fees”) (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”)) and $1,533,689 of other offering costs related to the Initial Public Offering. Cash of $207,786 was held outside of the Trust Account on June 30, 2025 and was available for working capital purposes. As described in Note 6 below, the Deferred Underwriting Fees are payable upon the consummation of a Business Combination and in May 2024, the Company entered into a certain waiver (the “Mizuho Waiver”) with Mizuho Securities USA LLC (“Mizuho”), pursuant to which Mizuho agreed to waive the Deferred Underwriting Fees and agreed to forfeit all 300,300 Class B ordinary shares acquired by it at the time of, and deemed compensation for, the IPO. The Company believes that Mizuho was acting as the representative of all of the underwriters on the IPO when it waived the Deferred Underwriting Fees, however, as a precautionary effort, the Company is in the process of obtaining a written confirmation from all other underwriters on the IPO to confirm that all of the Deferred Underwriting Fees were waived under the Mizuho Waiver. The forfeiture of the 300,300 Class B ordinary shares occurred on June 30, 2025 and is reflected in the condensed statements of changes in shareholders deficit.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association (as amended, the “Articles”). In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of the Class A ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The Public Shares are redeemable and will be classified as such on the balance sheets until such date that a redemption event takes place. During the six months ended June 30, 2025, 3,227,320 shares were redeemed by Public Shareholders. See Note 7 for additional information.

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

If the Company has not completed a Business Combination by August 16, 2025 (or up to April 16, 2026 if the period of time to consummate a business combination is extended to the fullest extent allowed in accordance with the terms of the Articles) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay its taxes, if any, divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Mizuho Deferred Underwriting Fee Waiver

The underwriters in our IPO, of which Mizuho served as the representative, agreed to defer $8,650,000 in underwriting fees payable, which fees are payable upon the completion of our initial business combination (“Deferred Underwriting Fees”). In May 2024, the Company entered into a certain waiver with Mizuho (“Mizuho Waiver”), pursuant to which Mizuho agreed to waive the Deferred Underwriting Fees and agreed to forfeit all of the 300,300 Founder Shares it received as compensation in connection with the IPO. The Company believes that Mizuho was acting as the representative of all of the underwriters on the IPO when it waived the Deferred Underwriting Fees, however, as a precautionary effort, the Company is in the process of obtaining a written confirmation from all other underwriters on the IPO, to confirm that the Deferred Underwriting Fees were waived under the Mizuho Waiver. The forfeiture of the 300,300 Class B ordinary shares was completed on June 30, 2025 and is reflected in the condensed statements of changes in shareholders deficit.

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

Business Combination with StablecoinX Assets Inc.

On July 21, 2025, the Company entered into a business combination agreement (the “Business Combination Agreement”) with StablecoinX Assets Inc. (“SC Assets”), StablecoinX Inc. (“Pubco”), StableCoinX SPAC Merger Sub LLC, a wholly-owned subsidiary of Pubco (“SPAC Merger Sub”), and StableCoinX Company Merger Sub, Inc., a wholly-owned subsidiary of Pubco (“Company Merger Sub”), pursuant to which and subject to the terms and conditions set forth therein, upon the consummation of the transactions contemplated thereby, (a) the Company will, subject to the terms of the Business Combination Agreement, merge with and into SPAC Merger Sub, with SPAC Merger Sub continuing as the surviving company (the “SPAC Merger”), as a result of which the holders of Class A ordinary shares, will receive one share of Class A common stock, par value $0.0001 per share, of Pubco (“Pubco Class A Common Stock”) for each Class A ordinary share held by such shareholder, and (b) immediately following the SPAC Merger, Company Merger Sub will merge with and into SC Assets, with SC Assets continuing as the surviving company (the “Company Merger”, and together with the SPAC Merger, the “Mergers”), as a result of which the holders of shares of Class A common stock, par value $0.0001 per share, of SC Assets (the “SC Assets Class A Common Stock”) will receive one share of Pubco Class A Common Stock for each share of SC Assets Class A Common Stock held by such shareholder and holders of Class B common stock, par value $0.0001 per share, of SC Assets (the “SC Assets Class B Common Stock”) will receive one share of Pubco Class A Common Stock and one share of Class B common stock, par value $0.0001 per share, of Pubco (the “Pubco Class B Common Stock” and together with the Pubco Class A Common Stock, “Pubco Stock”) for each share of SC Assets Class B Common Stock held by such shareholder. As a result of the Mergers and the other transactions contemplated by the Business Combination Agreement (the “Transactions”), the Company and SC Assets will become wholly owned subsidiaries of Pubco and Pubco will become a publicly traded company, all upon the terms and subject to the conditions set forth in the Business Combination Agreement. SC Assets was founded by Young Cho, the Chief Executive Officer and Executive Director of the Company, and Edward Chen, the managing member of the current sponsors of the Company. For more information, please see the Current Report on Form 8-K filed with the SEC by the Company on July 21, 2025.

Liquidity, Capital Resources, and Going Concern

As of June 30, 2025, the Company had cash of $207,786 and a working capital deficit of $5,066,605.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs or complete an initial business combination by August 16, 2025 (or up to April 16, 2026 if the period of time to consummate a business combination is extended to the fullest extent possible in accordance with the terms of the Articles), the Company will cease all operations except for the purpose of liquidating. The working capital deficit, liquidity condition and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date of filing of this Quarterly Report. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s December 31, 2024 Annual Report on Form 10-K, as filed with the SEC on March 5, 2025. The interim results for the three months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2025 and December 31, 2024, the Company had cash of $207,786 and $3,769, respectively held outside the Trust Account. The Company did not have any cash equivalents at June 30, 2025 and December 31, 2024.

Cash and Investments Held in Trust Account

At June 30, 2025 and December 31, 2024, the Company had $6.1 million and $44.3 million in investments held in the Trust Account, respectively. The Company’s portfolio of investments held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs associated with warrant liabilities are expensed as incurred. Offering costs associated with the Units were allocated between temporary equity and the Public Warrants by the relative fair value method. Offering costs of $534,172 consisted principally of costs incurred in connection with preparation for the Initial Public Offering. These offering costs, together with the underwriter fees of $12,650,000 (or $4,000,000 paid in cash upon the closing of the Initial Public Offering and a deferred fee of $8,650,000 (“Deferred Underwriting Fees”)), were allocated between temporary equity, the Public Warrants and the Private Warrants in a relative fair value method upon completion of the Initial Public Offering. Of these costs, $442,567 were allocated to the Public Warrants and to the Private Placement Warrants and are charged to the statements of operations. In addition, the Company recorded the fair value of $999,517 (net of consideration) for an aggregate of 300,300 Class B shares transferred to Mizuho, the representative of the underwriters, and 15,000 Class B shares transferred to Centaury Management Ltd., an investor in the former sponsor, each transferred upon the closing of the Initial Public Offering. As described below, in May 2024, the Company entered into a certain waiver with Mizuho (“Mizuho Waiver”), pursuant to which Mizuho agreed to waive the Deferred Underwriting Fees and agreed to forfeit all of the 300,300 Class B ordinary shares it received as compensation in connection with the IPO. The Company believes that Mizuho was acting as a representative of all of the underwriters on the IPO when it waived the Deferred Underwriting Fees, however, as a precautionary effort, the Company is in the process of obtaining a written confirmation from all other underwriters on the IPO, to confirm that the Deferred Underwriting Fees were waived under the Mizuho Waiver. The forfeiture of the 300,300 Class B ordinary shares was completed on June 30, 2025 and is reflected in the condensed statements of changes in shareholders deficit.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. In connection with the Fourth Extension Meeting (as defined herein), on April 15, 2025 Public Shareholders holding 3,227,320 Class A ordinary shares elected to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account, or approximately $12.12 per share. As a result, $39,113,394 was removed from the Trust Account in connection with the redemption in order to pay such holders. As of June 30, 2025 and December 31, 2024, there were 489,887 and 3,717,207 Class A ordinary shares subject to possible redemption in the amount of $6,072,600 and $44,332,605, respectively, at redemption value per Public Share are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. During the six months ended June 30, 2025 and 2024, the Company recorded a measurement adjustment of $853,389 and $2,039,326, respectively, to increase to redemption value.

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

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As of June 30, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and subsequently share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income per ordinary share.

	For the Three Months	For the Three Months
	Ended June 30,	Ended June 30,
	2025	2024
		(Restated)
Class A Redeemable ordinary shares
Numerator: Allocation of net income (loss)	$(3,969,506)	$4,710
Denominator: Basic and diluted weighted average shares outstanding	5,702,356	4,105,015
Basic and diluted net income per Class A Ordinary Shares	$(0.70)	$0.00

Class B Non-redeemable ordinary shares
Numerator: Allocation of net income (loss)	$(1,018,066)	$6,597
Denominator: Basic and diluted weighted average shares outstanding	1,462,493	5,750,000
Basic and diluted net income per Class B Ordinary Shares	$(0.70)	$0.00

	For the Six Months	For the Six Months
	Ended June 30,	Ended June 30,
	2025	2024
		(Restated)
Class A Redeemable ordinary shares
Numerator: Allocation of net income (loss)	$(2,851,891)	$140,833
Denominator: Basic and diluted weighted average shares outstanding	4,715,265	5,013,940
Basic and diluted net income per Class A Ordinary Shares	$(0.60)	$0.03

Class B Non-redeemable ordinary shares
Numerator: Allocation of net income (loss)	$(2,173,970)	$161,507
Denominator: Basic and diluted weighted average shares outstanding	3,594,403	5,750,000
Basic and diluted net income per Class B Ordinary Shares	$(0.60)	$0.03

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Warrant Liabilities

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging” whereby under that provision, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjusts the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations. Upon issuance and as of December 31, 2021, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. As of June 30, 2025, the quoted market price is used as the fair value as of each relevant date for valuing the Public Warrants. The Private Placement Warrants are valued using a modified Black-Scholes model. The Company’s valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

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

In November 2023, the FASB issued Accounting Standards Update 2023-07 – Segment Reporting – “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). This update requires public entities to disclose its significant segment expense categories and amounts for each reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. As of June 30, 2025 and December 31, 2024, the Company reported its operations as a single reportable segment, noting no disaggregation of Company activities, management or allocation of resources by geographic region, business activity or organizational method, thus this new guidance does not affect the disclosures.

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

As described in Note 1, pursuant to the Securities Transfer Agreement and at a closing on June 19, 2024, the current sponsors (i) purchased 3,542,305 Founder Shares from the former sponsor, certain investors who held the Founder Shares, and three previous independent directors of the Company, and (ii) purchased 3,940,825 Private Placement Warrants from the former sponsor. On April 18, 2025, the current sponsors and the former sponsor elected to convert all of the 5,334,700 Founder Shares held by them from Class B ordinary shares into 5,344,700 Class A ordinary shares.

Each of the Founder Shareholders had previously agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their shares of ordinary shares for cash, securities or other property.

Subsequently, in connection with the execution of the Business Combination Agreement, the Founder Shareholders entered into a sponsor support agreement (the “Sponsor Support Agreement”) with the Company, Pubco, SC Assets and the other parties thereto, pursuant to which, among other things, each of the Founder Shareholders agreed (i) to vote in favor of the adoption and approval of, among other things, the Business Combination Agreement and the related documents to which the Company is a party, and the Transactions, (ii) not transfer any securities of the Company held by it until the earlier of (a) the Closing and (b) the valid termination of the Sponsor Support Agreement, subject to certain exceptions as provided in the Sponsor Support Agreement or permitted by the Business Combination Agreement or other agreement in connection with the Transactions, and (ii) following the consummation of the SPAC Merger, to exchange certain shares of Pubco Class A Common Stock issued to them in respect of their Founder Shares (the “Exchanged Founder Shares”) for shares of Pubco Class B Common Stock and the right to receive up to an aggregate of 3,000,000 newly issued shares of Pubco Class A Common Stock (the “Earnout Shares”), and to exchange any Private Placement Warrants held by such shareholder for the right to receive up to 600,000 Earnout Shares, in each case, upon the achievement of certain performance and price thresholds after the Closing.

General and Administrative Services

Pursuant to the terms of the administrative services agreement, dated November 30, 2021, by and between the Company and the former sponsor (the “Administrative Services Agreement”), the Company agreed to pay the former sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support commencing on November 30, 2021 and ceasing upon completion of an initial business combination or the Company’s liquidation. On June 19, 2024, the Company and the former sponsor entered into a letter agreement (the “Termination Letter”) terminating the Administrative Services Agreement. Pursuant to the Termination Letter, the Company and the former sponsor agreed to irrevocably release, waive, and forever discharge the Company and its successors or assigns, the former sponsor and its members, directors, advisors, officers and its holding company, from any and all actions, compensations, fees and expenses, obligations and claims of all types and nature, including all sums that may be or have been accrued or outstanding, arising from or in connection with the Administrative Services Agreement. During the six months ended June 30, 2025 and 2024, the Company incurred $0 and $30,000, respectively, pursuant to the Administrative Services Agreement.

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

As of June 30, 2025 and December 31, 2024, there was $2,405,842 and $2,255,325 respectively, outstanding under the Working Capital Loans. As of June 30, 2025, the current sponsors had provided the Company an aggregate of $1,188,842 of funding under the Working Capital Loans.

ii)Time Extension Funding Loans

In order to extend the Company’s time period for consummating a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of its officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company will repay such loaned amounts. In the event that the Business Combination does not close, no proceeds from the Trust Account would be used to repay such time extension funding loaned amounts. If the Company does not complete a Business Combination, the Company will not repay such time extension funding loans. Up to $3,000,000 of loans made to extend the time period for consummating an initial business combination may be convertible into private placement warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender (the “Extension Loans”). Such warrants are identical to the Private Placement Warrants. While the Company obtained Extension Loans from Verde prior to the termination of the Merger Agreement, it does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor prior to the closing of an initial Business Combination as the Company does not believe such third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account.

Prior to March 18, 2024, the date of the Termination Agreement terminating the Merger Agreement, Verde deposited an aggregate of $475,000 into the Trust Account as Extension Loans pursuant to the Merger Agreement, whereunder Verde agreed to finance the extension of the Company’s Termination Date not exceeding $100,000 per month (the “Verde Extension Loans”). The Verde Extension Loans are evidenced by promissory notes. Under the Verde Extension Loans, Verde had the right to elect to convert all (but not less than all) of the principal balance of the promissory notes, upon consummation of an initial business combination by the Company with Verde and prior to the Company’s first payment of all or any portion of the principal balance of the promissory note in cash, at Verde’s option. As a result of the Termination Agreement, the conversion option under the Verde Extension Loans was terminated. Therefore, the entirety of the amount loaned by Verde was reclassified as a third-party promissory note and is appropriately classified as such on the accompanying balance sheets. On May 4, 2024, Verde entered into a mutual release agreement with the Company, Merger Sub and the former sponsor, pursuant to which, a mutual release, waiver and discharge was agreed in respect of all claims and obligations arising out of or relating to the Termination Agreement, the Merger Agreement and all ancillary agreements and that all payments made by Verde for extending the period of time to consummate a business combination by the Company shall not be repayable by the Company to Verde and all promissory notes issued by the Company to Verde, including the Verde Extension Loans, shall be deemed to have been voided and cancelled. Solely in the event of a consummation by the Company of its initial business combination, the Company shall pay Verde a sum of $83,125, as full and final payment of such loans.

On April 18, 2024, in order to deposit the monthly extension payment to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from April 17, 2024 to May 16, 2024, the Company issued unsecured promissory notes to each of the former sponsors, CPCSO and CPC Parallel (the “2024 April Extension Promissory Notes”), pursuant to which the Company was provided $20,000, $21,800 and $18,200, respectively. These 2024 April Extension Promissory Notes are non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s Initial Public Offering (or such later date as may be extended in accordance with the terms of the Company’s Articles), or (ii) the date on which the Company consummates an initial business combination.

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

On June 16, 2024, in order to deposit the monthly extension payment to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from June 17, 2024 to July 16, 2024, the Company issued unsecured promissory notes to each of CPCSO and CPC Parallel (the “2024 June Extension Promissory Notes”), pursuant to which the Company was provided $32,700 and $27,300, respectively. These 2024 June Extension Promissory Notes are non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s Initial Public Offering (or such later date as may be extended in accordance with the terms of the Company’s Articles), or (ii) the date on which the Company consummates an initial business combination.

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

On January 16, 2025, in order to deposit the monthly extension payment to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from January 17, 2025 to February 16, 2025 the Company issued unsecured promissory notes to each of CPCSO and CPC Parallel (the “2025 January Extension Promissory Notes”), pursuant to which the Company was provided $32,700 and $27,300, respectively. These 2025 January Extension Promissory Notes are non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s Initial Public Offering (or such later date as may be extended in accordance with the terms of the Company’s Articles), or (ii) the date on which the Company consummates an initial business combination.

On February 14, 2025, in order to deposit the monthly extension payment to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from February 17, 2025 to March 16, 2025 the Company issued unsecured promissory notes to each of CPCSO and CPC Parallel (the “2025 February Extension Promissory Notes”), pursuant to which the Company was provided $32,700 and $27,300, respectively. These 2025 February Extension Promissory Notes are non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s Initial Public Offering (or such later date as may be extended in accordance with the terms of the Company’s Articles), or (ii) the date on which the Company consummates an initial business combination.

On March 14, 2025, in order to deposit the monthly extension payment to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from March 17, 2025 to April 16, 2025 the Company issued unsecured promissory notes to each of CPCSO and CPC Parallel (the “2025 March Extension Promissory Notes”), pursuant to which the Company was provided $32,700 and $27,300, respectively. These 2025 March Extension Promissory Notes are non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s Initial Public Offering (or such later date as may be extended in accordance with the terms of the Company’s Articles), or (ii) the date on which the Company consummates an initial business combination.

On April 16, 2025, in order to deposit the monthly extension payment to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from April 17, 2025 to May 16, 2025 the Company issued unsecured promissory notes to each of CPCSO and CPC Parallel (the “2025 April Extension Promissory Notes”), pursuant to which the Company was provided $13,349 and $11,145, respectively. These 2025 April Extension Promissory Notes are non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s Initial Public Offering (or such later date as may be extended in accordance with the terms of the Company’s Articles), or (ii) the date on which the Company consummates an initial business combination.

On May 16, 2025, in order to deposit the monthly extension payment to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from May 17, 2025 to June 16, 2025 the Company issued unsecured promissory notes to each of CPCSO and CPC Parallel (the “2025 May Extension Promissory Notes”), pursuant to which the Company was provided $13,349 and $11,145, respectively. These 2025 May Extension Promissory Notes are non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s Initial Public Offering (or such later date as may be extended in accordance with the terms of the Company’s Articles), or (ii) the date on which the Company consummates an initial business combination.

On June 16, 2025, in order to deposit the monthly extension payment to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from June 17, 2025 to July 16, 2025 the Company issued unsecured promissory notes to each of CPCSO and CPC Parallel (the “2025 June Extension Promissory Notes”), pursuant to which the Company was provided $13,349 and $11,145, respectively. These 2025 June Extension Promissory Notes are non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s Initial Public Offering (or such later date as may be extended in accordance with the terms of the Company’s Articles), or (ii) the date on which the Company consummates an initial business combination.

As of June 30, 2025 and December 31, 2024, the Company had $2,468,483 and $1,914,000 outstanding balance under the Extension Loans. As of June 30, 2025, the current sponsors provided the Company with an aggregate of $773,483 of Extension Loans.

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

In May 2024, the Company entered into a certain waiver with Mizuho (“Mizuho Waiver”), pursuant to which Mizuho agreed to waive the Deferred Underwriting Fees and agreed to forfeit all of the 300,300 Class B ordinary shares received by it as compensation in connection with the IPO. The Company believes that Mizuho was acting as a representative of all of the underwriters on the IPO when it waived the Deferred Underwriting Fees, however, as a precautionary effort, the Company is in the process of obtaining a written confirmation from all other underwriters on the IPO, to confirm that the Deferred Underwriting Fees were waived under the Mizuho Waiver. The forfeiture of the 300,300 Class B ordinary shares was completed on June 30, 2025 and is reflected in the condensed statement of changes in shareholders deficit.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares —The Company is authorized to issue 5,000,000 shares of preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares —The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. On April 18, 2025, certain Founder Shareholders elected to convert 5,344,700 Class B ordinary shares held by them to 5,344,700 Class A ordinary shares. Notwithstanding the conversions, holders of such 5,344,700 Class A ordinary shares will not be entitled to receive any monies held in the Trust Account as a result of their ownership of such Class A ordinary shares issued upon conversion of the Founder Shares. As of June 30, 2025 and December 31, 2024, there were 5,834,587 and 3,717,207 Class A ordinary shares issued and outstanding, respectively, including 489,887 and 3,717,207 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares —The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. On November 30, 2021, the Company effected a further issuance of Founder Shares, resulting in the former sponsor holding an aggregate of 5,750,000 Founder Shares. In May 2024, the Company entered into the Mizuho Waiver, pursuant to which Mizuho agreed to forfeit all of the 300,300 Class B ordinary shares received by it as compensation in connection with the IPO. The forfeiture of the 300,300 Class B ordinary shares was completed on June 30, 2025. As of June 30, 2025 and December 31, 2024, there were 105,000 and 5,750,000 shares of Class B ordinary shares issued and outstanding, respectively.

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

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B ordinary shares shall convert into shares of Class A ordinary shares will be adjusted (unless the holders of a majority of the then-outstanding shares of Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A ordinary shares issuable upon conversion of all shares of Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of ordinary shares outstanding upon the completion of Initial Public Offering plus all shares of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of shares of Class A ordinary shares redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued or issuable to any seller of an interest in the target to the Company in a Business Combination. Refer above to the disclosure surrounding the April 18, 2025 conversion of Class B ordinary shares to Class A ordinary shares. See Note 11 for additional information.

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. As of June 30, 2025 and December 31, 2024, the derivative warrant liability was $5,689,875 and $457,466, respectively.

In connection with the Transactions and pursuant to the terms of the Sponsor Support Agreement, the holders of the Private Placement Warrants have agreed to forfeit all of the Private Placement Warrants in exchange for Earnout Shares. See Note 5 for additional information.

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value at June 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,		December 31,
Description	Level	2025	Level	2024
Assets:
Investments held in Trust Account	1	$6,072,600	1	$44,332,605

Liabilities:
Warrant liability – Private Placement Warrants	3	2,814,875	3	226,316
Warrant liability – Public Warrants	2	2,875,000	1	231,150

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

The Public Warrants were initially classified after detachment of the Public Warrants from the Units as Level 1 due to the use of an observable market quote in an active market. The Public Warrants were subsequently reclassified from Level 1 to Level 2 as a result of the suspension of trading of the Company’s Class A ordinary shares and Public Warrants from Nasdaq on December 9, 2024. The subsequent measurements of the Public Warrants as of June 30, 2025 were classified as Level 2 due to the lack of an active trading market. For periods subsequent to the detachment of the Public Warrants from the Units, the publicly traded closing price of the Public Warrants of $0.04 per warrant was used as the fair value as of the relevant date. The terms of the Private Placement Warrants are analogous to the Public Warrants with the exception that they are not redeemable. As such, these warrants were valued using a modified Black-Scholes model.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2025:

Fair Value
Measurement
Using Level 3
Inputs Total
Balance, December 31, 2024	$226,316
Change in fair value of derivative warrant liabilities	2,588,559
Balance, June 30, 2025	$2,814,875

The key inputs into the Monte Carlo simulation model and the modified Black-Scholes model to value the derivative warrant liabilities were as follows:

	June 30, 2025		December 31, 2024
Share price	$13.25		$11.64
Exercise price	$11.50		$11.50
Risk-free interest rate	3.88%		4.19%
Expected life of warrants	1.32	years	1.32	years
Expected volatility of underlying shares	de minimis	%	de minimis	%
Dividend yield	0.00%		0.00%
Probability of business combination	10.00%		10.00%

As of June 30, 2025 and December 31, 2024, the derivative warrant liability was $5,689,875 and $457,466, respectively. In addition, for the six months ended June 30, 2025 and 2024, the Company recorded a loss on the change in fair value of the derivative warrant liabilities on the statements of operations of $5,232,409 and $1,122,044, respectively.

NOTE 10 – SEGMENT INFORMATION

ASC Topic 290, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customer. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decision regarding resource allocation, the CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets:

	June 30, 2025	December 31, 2024
Total Assets	$6,308,726	$44,359,714

	For the
	Six Months Ended
	June 30,
	2025	2024
EXPENSES
General and administrative	$478,193	$651,628
Administrative fee – related party	—	60,000
TOTAL EXPENSES	$478,193	$711,628

OTHER INCOME
Income earned on Cash and Investments held in Trust Account	$599,907	$1,527,236
Forgiveness of debt	84,834	608,776
Change in fair value of derivative liabilities	(5,232,409)	(1,122,044)
TOTAL OTHER INCOME (LOSS)	$(4,547,668)	$1,013,968

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

General and administrative expenses, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the statements of operations and described within their respective disclosures.

Total assets are reviewed and monitored by the CODM to determine if the Company has maintained enough capital in order to complete its initial Business Combination.

Income earned on cash and investments held in the Trust Account is reviewed and monitored by the CODM to determine returns for potential redeeming shareholders based on the interest earned on the holdings within the Trust Account.

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to August 7, 2025, the date that the financial statements were available to be issued. Based upon this review, except as noted below and as disclosed as current reports under various Form 8-K filed with the SEC, the Company did not identify any other subsequent events that would have required adjustment to or disclosure in the financial statements.

Business Combination with StablecoinX Assets Inc.

See Note 1 for additional information.

Promissory Notes

On July 15, 2025, in order to deposit the monthly extension payment to extend the period of time that the Company has to complete its initial Business Combination by an additional month for the period from July 17, 2025 to August 16, 2025, the Company issued unsecured promissory notes to each of CPCSO and CPC Parallel (the “2025 July Extension Promissory Notes”), pursuant to which the Company was provided $13,349 and $11,145, respectively. These 2025 July Extension Promissory Notes are non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s initial public offering (or such later date as may be extended in accordance with the terms of the Company’s Articles), or (ii) the date on which the Company consummates an initial business combination.

Extensions to Complete the Initial Business Combination

On July 10, 2025, the Company notified Continental Stock Transfer & Trust Company of its intention to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from July 17, 2025 to August 16, 2025, subject to the current sponsors or their respective affiliates or designees depositing $24,494 into the trust account.

On July 15, 2025, the current sponsors or their respective affiliates or designees deposited $24,494 into the trust account and as a result the Termination Date was extended by one month until August 16, 2025.

Convertible Promissory Note - Working Capital Loans

On July 1, 2025, the Company issued unsecured working capital promissory notes to each of CPCSO and CPC Parallel, pursuant to which the Company may borrow up to an aggregate principal amount of $545,000 and $455,000, respectively (the “2025 July Working Capital Promissory Notes,”). The 2025 July Working Capital Promissory Notes are non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s IPO (or such later date as may be extended in accordance with the terms of the Company’s Articles), or (ii) the date on which the Company consummates an initial business combination. The principal balance of the 2025 July Working Capital Promissory Notes may be prepaid at any time by the Company at its election and without penalty.

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

Mizuho Deferred Underwriting Fee Waiver

The underwriters in our IPO, of which Mizuho served as the representative, agreed to defer $8,650,000 in underwriting fees payable, which fees are payable upon the completion of our initial business combination (“Deferred Underwriting Fees”). In May 2024, we entered into a certain waiver with Mizuho (“Mizuho Waiver”), pursuant to which Mizuho agreed to waive the Deferred Underwriting Fees and agreed to forfeit all of the 300,300 founder shares it received as compensation in connection with the IPO. We believe that Mizuho was acting as the representative of all of the underwriters on the IPO, however, as a precautionary effort, we are in the process of obtaining a written confirmation from all other underwriters on the IPO, to confirm that the Deferred Underwriting Fees were waived under the Mizuho Waiver. The forfeiture of the 300,300 Class B ordinary shares was completed on June 30, 2025 and is reflected in the condensed statement of changes in shareholders deficit.

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

Extensions to Complete the Initial Business Combination

On May 16, 2025, the Company notified Continental Stock Transfer & Trust Company of its intention to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from May 17, 2025 to June 16, 2025, subject to the current sponsors or their respective affiliates or designees depositing $24,494 into the trust account.

On May 16, 2025, the current sponsors or their respective affiliates or designees deposited $24,494 into the trust account and as a result the Termination Date was extended by one month until June 16, 2025.

On June 16, 2025, the Company notified Continental Stock Transfer & Trust Company of its intention to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from June 17, 2025 to July 16, 2025, subject to the current sponsors or their respective affiliates or designees depositing $24,494 into the trust account.

On June 16, 2025, the current sponsors or their respective affiliates or designees deposited $24,494 into the trust account and as a result the Termination Date was extended by one month until July 16, 2025.

On July 10, 2025, the Company notified Continental Stock Transfer & Trust Company of its intention to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from July 17, 2025 to August 16, 2025, subject to the current sponsors or their respective affiliates or designees depositing $24,494 into the trust account.

On July 15, 2025, the current sponsors or their respective affiliates or designees deposited $24,494 into the trust account and as a result the Termination Date was extended by one month until August 16, 2025.

Recent Developments

Business Combination with StablecoinX Assets Inc.

On July 21, 2025, the Company entered into a business combination agreement (the “Business Combination Agreement”) with StablecoinX Assets Inc. (“SC Assets”), StablecoinX Inc. (“Pubco”), StableCoinX SPAC Merger Sub LLC, a wholly-owned subsidiary of Pubco (“SPAC Merger Sub”), and StableCoinX Company Merger Sub, Inc., a wholly-owned subsidiary of Pubco (“Company Merger Sub”), pursuant to which and subject to the terms and conditions set forth therein, upon the consummation of the transactions contemplated thereby, (a) the Company will, subject to the terms of the Business Combination Agreement, merge with and into SPAC Merger Sub, with SPAC Merger Sub continuing as the surviving company (the “SPAC Merger”), as a result of which the holders of Class A ordinary shares, will receive one share of Class A common stock, par value $0.0001 per share, of Pubco (“Pubco Class A Common Stock”) for each Class A ordinary share held by such shareholder, and (b) immediately following the SPAC Merger, Company Merger Sub will merge with and into SC Assets, with SC Assets continuing as the surviving company (the “Company Merger”, and together with the SPAC Merger, the “Mergers”), as a result of which the holders of shares of Class A common stock, par value $0.0001 per share, of SC Assets (the “SC Assets Class A Common Stock”) will receive one share of Pubco Class A Common Stock for each share of SC Assets Class A Common Stock held by such shareholder and holders of Class B common stock, par value $0.0001 per share, of SC Assets (the “SC Assets Class B Common Stock”) will receive one share of Pubco Class A Common Stock and one share of Class B common stock, par value $0.0001 per share, of Pubco (the “Pubco Class B Common Stock” and together with the Pubco Class A Common Stock, “Pubco Stock”) for each share of SC Assets Class B Common Stock held by such shareholder. As a result of the Mergers and the other transactions contemplated by the Business Combination Agreement (the “Transactions”), the Company and SC Assets will become wholly owned subsidiaries of Pubco and Pubco will become a publicly traded company, all upon the terms and subject to the conditions set forth in the Business Combination Agreement. SC Assets was founded by Young Cho, the Chief Executive Officer and Executive Director of the Company, and Edward Chen, the managing member of the current sponsors of the Company.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2025 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, since the completion of our Initial Public Offering, searching for a target to consummate an initial business combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had a net loss of $4,987,572 which was primarily due to the general and administrative costs of $341,960 and the change in the fair value of the warrant liability of $4,779,495, partially offset by interest income on funds held in Trust of $133,883.

For the three months ended June 30, 2024, we had net income of $11,307 which was primarily due to the interest income on funds held in Trust of $663,042 and forgiveness of debt of $608,665, partially offset by a loss in fair value of the derivative liabilities of $817,066, administration fees – related party of $15,000, and general and administrative costs of $428,334.

For the six months ended June 30, 2025, we had net loss of $5,025,861, which was primarily due to a loss in fair value of the derivative liabilities of $5,232,409 and general and administrative expenses of $478,193, partially offset by interest income on funds held in Trust of $599,907 and the forgiveness of debt of $84,834.

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

On December 8, 2021, we consummated the closing of the sale of an additional 3,000,000 Option Units at $10.00 per Option Unit, pursuant to the full exercise of over-allotment option by the underwriters of our IPO, generating gross proceeds of $30,000,000. We also consummated the closing of the sale of an additional 600,000 private placement warrants at $1.00 per private placement warrant (“Additional Private Placement Warrants”) to our former sponsor, generating gross proceeds of $600,000. An aggregate of $234,600,000 of the proceeds from our IPO (including the Option Units) and the private placement with our former sponsor (including the Additional Private Placement Warrants) was placed in the trust account. We incurred $14,183,689 in transaction costs, including $4,000,000 of underwriting fees paid at our IPO, $8,650,000 of deferred underwriting fees (the “Deferred Underwriting Fees”) and $1,533,689 of offering expenses. In May 2024, we entered into a certain waiver with Mizuho Securities USA LLC (“Mizuho Waiver”), pursuant to which Mizuho agreed to waive the Deferred Underwriting Fees and agreed to forfeit all of the 300,300 Class B ordinary shares received by it as compensation in connection with the IPO. We believe that Mizuho was acting as a representative of all of the underwriters on the IPO when it waived the Deferred Underwriting Fees, however, as a precautionary effort, we are in the process of obtaining a written confirmation from all other underwriters on the IPO, to confirm that the Deferred Underwriting Fees were waived under the Mizuho Waiver. The forfeiture of the 300,300 Class B ordinary shares was completed on June 30, 2025 and is reflected in the condensed statement of changes in shareholders deficit.

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

On April 15, 2025, the Company held an extraordinary general meeting of its shareholders (the “Fourth Extension Meeting”) at which its shareholders approved certain amendments to among other things, extend the time it had to complete an initial Business Combination, and in connection therewith, 3,227,320 Class A ordinary shares were rendered for redemption. The Class A ordinary shares were redeemed at a per-share price, of approximately $12.12 per share.

As of June 30, 2025, we had cash and investments held in the trust account of $6,072,600. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (excluding deferred underwriting commissions), to complete our initial business combination. We may withdraw interest to pay our taxes, if any. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2025, we had cash held outside the trust account of $207,786. We intend to use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

As of June 30, 2025, the Company had cash of $207,786 and a working capital deficit of $5,066,605.

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

Off-balance Sheet Arrangements; Commitments and Contractual Obligations

As of June 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein.

Contractual Obligations

IPO Registration Rights

In connection with the IPO, the holders of the Founder Shares (including any Class A ordinary shares issued upon conversion of Class B ordinary shares), private placement warrants and any warrants that may be issued upon conversion of the working capital loans and loans made to extend our time period for consummating an initial business combination (and in each case holders of their component securities, as applicable) entered into a registration rights agreement, which requires us to register a sale of any of our securities held by them on November 30, 2021, as supplemented by a joinder to the registration rights agreement on June 20, 2024, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A ordinary shares). Pursuant to the terms of that agreement, the holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders had “piggy-back” registration rights to include their securities in other registration statements filed by the Company. We agreed to bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters of our IPO were entitled to a cash underwriting discount of 2.0% of the gross proceeds of the IPO, or $4,000,000, which was paid at the closing of the IPO. In addition, the underwriters have agreed to defer underwriting commissions of 3.5% of the gross proceeds of the IPO of 20,000,000 units and underwriting commissions of 5.5% of the gross proceeds of the over-allotment option units of 3,000,000 units, or $8,650,000 in aggregate (the “Deferred Underwriting Fees”), which will be paid to the underwriters from the funds held in the trust account upon and concurrently with the completion of our initial business combination. In May 2024, the Company entered into a certain waiver with Mizuho Securities USA LLC (“Mizuho Waiver”), pursuant to which Mizuho agreed to waive the Deferred Underwriting Fees and agreed to forfeit all of the 300,300 Class B ordinary shares received by it as compensation in connection with the IPO. The Company believes that Mizuho was acting as a representative of all of the underwriters on the IPO when it waived the Deferred Underwriting Fees, however, as a precautionary effort, the Company is in the process of obtaining a written confirmation from all other underwriters on the IPO, to confirm that the Deferred Underwriting Fees were waived under the Mizuho Waiver. The forfeiture of the 300,300 Class B ordinary shares was completed on June 30, 2025 and is reflected in the condensed statement of changes in shareholders deficit.

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

As of June 30, 2025, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our CEO and CFO concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.

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
2.1

Business Combination Agreement, dated as of July 21, 2025, by and among TLGY Acquisition Corp., StableCoinX Assets Inc., StableCoinX Inc., StableCoinX SPAC Merger Sub LLC and StableCoinX Company Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2025).

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

4.1

Copy of the special resolution approving detachment and cancellation of contingent right from the Class A ordinary shares (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 7, 2025).

10.1

Collaboration Agreement, dated as of July 21, 2025, by and among Ethena Foundation, Ethena OpCo Ltd, StableCoinX Inc. and StableCoinX Assets Inc (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2025).

10.2

Contribution Agreement, dated as of July 21, 2025, by and among TLGY Acquisition Corp., StableCoinX Assets Inc., StableCoinX Inc. and Ethena Foundation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2025).

10.3

Token Purchase Agreement, dated as of July 21, 2025, by and between Ethena OpCo Ltd and StableCoinX Assets Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2025).

10.4	Form of PIPE Subscription Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2025).
10.5

Sponsor Support Agreement, dated as of July 21, 2025, by and among TLGY Acquisition Corp., StableCoinX Assets Inc., StableCoinX Inc. and the other Holders parties thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2025).

10.6

Seller Support Agreement, dated as of July 21, 2025, by and among TLGY Acquisition Corp., StableCoinX Assets Inc., StableCoinX Inc., and the Seller party thereto (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2025).

10.7	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2025).
10.8	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2025).
31.1*	Certification of the Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

**Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TLGY ACQUISITION CORPORATION

Date: August 7, 2025	By:	/s/ Young Cho
		Name:	Young Cho
		Title:	Chief Executive Officer
(Principal Executive Officer)

TLGY ACQUISITION CORPORATION

Date: August 7, 2025	By:	/s/ Kwong Cho Ho
		Name:	Kwong Cho Ho
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)