Form 10-K
period 2025-12-31
TLGY ACQUISITION CORP
filed 2026-03-31
CIK 1879814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of our Class A ordinary shares outstanding, other than Class A ordinary shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price of our Class A ordinary shares on June 30, 2025, as reported on the OTC Pink, was approximately $6.5 million.

As of March 31, 2026, there were a total of 5,939,587 ordinary shares, comprising 5,834,587 Class A ordinary shares, par value $0.0001 per share, and 105,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Unless otherwise stated in this annual report on Form 10-K (this “Annual Report”), references to:

●	“we,” “us,” “Company” or “our Company” are to TLGY Acquisition Corporation, a Cayman Islands exempted company;

●	“amended and restated memorandum and articles of association” are to the amended and restated memorandum and articles of association of the Company, as amended from time to time;

●	“Business Combination” are to the proposed business combination between the Company, StablecoinX and SC Assets;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands, as amended from time to time;

●	“current sponsors” are to, collectively, CPC Sponsor Opportunities I, LP, a limited partnership incorporated in the State of Delaware, and CPC Sponsor Opportunities I (Parallel), LP, a limited partnership incorporated in the State of Delaware;

●	“directors” are to the current and/or former directors of the Company, as context requires;

●	“distribution time” are to the time at which the distributable redeemable warrants will be distributed, which will occur immediately after the initial business combination redemption time and immediately prior to the closing of our initial business combination;

●	“former sponsor” are to TLGY Sponsors LLC, a Cayman Islands limited liability company;

●	“founder” are to Jin-Goon Kim;

●	“founder shares” are to Class B ordinary shares initially purchased by our former sponsor in a private placement prior to our IPO and share capitalization prior to our IPO (which shares may be transferred to permitted transferees from time to time) and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination as described herein;

●	“founder shareholders” are to holders of our founder shares, including, but not limited to, our sponsors;

●	“initial business combination redemption time” are to the time at which we redeem the Class A ordinary shares that the holders thereof have elected to redeem in connection with our initial business combination, which will occur prior to the consummation of our initial business combination;

●	“management” or our “management team” are to our current and/or former officers and directors, as context requires;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“our IPO” or “the IPO” are to our initial public offering, which we completed on December 3, 2021;

●	“public shares” are to Class A ordinary shares sold as part of the units in our IPO (whether they were purchased in our IPO or thereafter in the open market);

●	“public shareholders” are to the holders of our public shares, including our founder shareholders and our current and/or former management teams to the extent such persons or entities purchase public shares, provided that each such shareholder’s status as a “public shareholder” will only exist with respect to such public shares;

●	“public warrants” are to the detachable redeemable warrants sold as part of the units in our IPO (whether they were purchased in our IPO or thereafter in the open market);

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our IPO;

●	“sponsors” are to our former sponsor and our current sponsors and, as context requires, “sponsor” are to our former sponsor on or before June 19, 2024, and to our current sponsors on or after June 20, 2024;

●	“trust account” is the trust account established by the Company for the benefit of its public shareholders in connection with the IPO; and

●	“warrants” are to our public warrants and private placement warrants.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

●	our ability to complete our initial business combination with StablecoinX Assets Inc. (“SC Assets”) and StablecoinX Inc. (“StablecoinX”), or any other initial business combination;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	the potential incentive to consummate an initial business combination with an acquisition target that subsequently declines in value or is unprofitable for public investors due to the low initial price of the founder shares paid by our sponsor and certain members of our management team;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties;

●	our financial performance; or

●	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report.

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section of this Form 10-K entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

On December 3, 2021, the Company consummated its IPO of 20,000,000 units (“units”), generating gross proceeds of $200,000,000. Simultaneously with the closing of the IPO, the Company consummated the private sale (the “private placement”) of an aggregate of 10,659,500 warrants (the “private placement warrants”) to TLGY Sponsors LLC (the “former sponsor”) at a purchase price of $1.00 per private placement warrant, generating gross proceeds to the Company in the amount of $10,659,500.

On December 8, 2021, the Company consummated the closing of the sale of an additional 3,000,000 units at $10.00 per unit, pursuant to the underwriters’ exercise in full of their over-allotment option, generating additional gross proceeds of $30,000,000. The Company also consummated the closing of the sale of an additional 600,000 private placement warrants at $1.00 per warrant, generating additional gross proceeds of $600,000, to the former sponsor in respect of its obligation to purchase such additional private placement warrants upon the exercise of the underwriters’ over-allotment option.

Each unit consists of one Class A ordinary share, and one-half of one redeemable warrant of the Company (each whole warrant, a “warrant”), with each whole warrant entitling the holder thereof to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment. The Class A ordinary shares issued in the IPO initially included a contingent right to receive a pro rata share of 5,750,000 distributable redeemable warrants, to be distributed to the holders of any non-redeemed Class A ordinary shareholders in connection with the closing of the Company’s initial business combination. As described below, at the Fourth Extension Meeting (as defined below), shareholders approved the detachment and cancelation of all such rights attached to the Class A ordinary shares. As a result, there are no rights attached to the Class A ordinary shares and no distributable redeemable warrants will be distributed or issued by the Company in connection with the closing of an initial business combination.

Following the closing of the IPO on December 3, 2021 and the sale of the underwriters’ overallotment units on December 8, 2021, an amount of $234,600,000 ($10.20 per public share) from the net proceeds of the sale of the units in the IPO and the private placement was placed in the trust account which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of an initial business combination or (ii) the distribution of the trust account to the Company’s shareholders, as described herein.

Business Combination with StablecoinX Assets Inc.

On July 21, 2025, the Company entered into a business combination agreement (as amended on January 21, 2026 and as it may be further amended, modified, supplemented or otherwise modified from time to time in accordance with its terms, the “Business Combination Agreement”) with StablecoinX Assets Inc. (“SC Assets”), StablecoinX Inc. (“StablecoinX”), StableCoinX SPAC Merger Sub LLC, a wholly-owned subsidiary of StablecoinX (“SPAC Merger Sub”), and StableCoinX Company Merger Sub, Inc., a wholly-owned subsidiary of StablecoinX (“Company Merger Sub”), pursuant to which and subject to the terms and conditions set forth therein, upon the consummation of the transactions contemplated thereby, (a) the Company will, subject to the terms of the Business Combination Agreement, merge with and into SPAC Merger Sub, with SPAC Merger Sub continuing as the surviving company (the “SPAC Merger”), as a result of which the holders of Class A ordinary shares, will receive one share of Class A common stock, par value $0.0001 per share, of StablecoinX (“StablecoinX Class A Common Stock”) for each Class A ordinary share held by such shareholder, and (b) immediately following the SPAC Merger, Company Merger Sub will merge with and into SC Assets, with SC Assets continuing as the surviving company (the “Company Merger”, and together with the SPAC Merger, the “Mergers”), as a result of which the holders of shares of Class A common stock, par value $0.0001 per share, of SC Assets (the “SC Assets Class A Common Stock”) will receive one share of StablecoinX Class A Common Stock for each share of SC Assets Class A Common Stock held by such shareholder and holders of Class B common stock, par value $0.0001 per share, of SC Assets (the “SC Assets Class B Common Stock”) will receive one share of StablecoinX Class A Common Stock and one share of Class B common stock, par value $0.0001 per share, of StablecoinX (the “StablecoinX Class B Common Stock” and together with the StablecoinX Class A Common Stock, “StablecoinX Stock”) for each share of SC Assets Class B Common Stock held by such shareholder. As a result of the Mergers and the other transactions contemplated by the Business Combination Agreement (the “Business Combination”), the Company and SC Assets will become wholly owned subsidiaries of StablecoinX and StablecoinX will become a publicly traded company, all upon the terms and subject to the conditions set forth in the Business Combination Agreement. SC Assets was founded by Young Cho, the Chief Executive Officer and Executive Director of the Company, and Edward Chen, the managing member of the current sponsors of the Company.

The consummation of the Business Combination is subject to customary conditions of the respective parties, including the approval of the Business Combination Agreement, the Business Combination and certain other actions related thereto by the Company’s shareholders.

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

Mizuho Deferred Underwriting Fee Waiver

The underwriters in our IPO, of which Mizuho served as the representative, agreed to defer $8,650,000 in underwriting fees payable, which fees are payable upon the completion of our initial business combination (“Deferred Underwriting Fees”). In May 2024, we entered into a certain waiver with Mizuho (“Mizuho Waiver”), pursuant to which Mizuho agreed to waive the Deferred Underwriting Fees and agreed to forfeit all of the 300,300 founder shares it received as compensation in connection with the IPO. The Company believes that Mizuho was acting as the representative of all of the underwriters on the IPO when it waived the Deferred Underwriting Fees. The forfeiture of the 300,300 Class B ordinary shares was completed on June 30, 2025 and is reflected in the statements of changes in shareholders’ deficit.

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

Extension of Time to Complete an Initial Business Combination

On February 23, 2023, we held an extraordinary general meeting of shareholders, where the shareholders of the Company approved by special resolution an amendment to the amended and restated memorandum and articles of association to (i) cancel the three-month automatic extension period to which the Company was entitled in case it filed a preliminary proxy statement, registration statement or similar filing for a business combination during (x) the 15-month period from the consummation of the Company’s IPO, or (y) any paid extension period, to consummate a business combination, and (ii) modify the monthly amount that our sponsor or its affiliates or designees must deposit into the Company’s trust account in order to extend the period of time to consummate a business combination by one month, up to six times, in the event that the Company does not consummate a business combination within 15 months from the consummation of the IPO, if requested by our sponsor and accepted by the Company, from $0.033 to the lesser of $0.04 per outstanding share and $200,000, and increase the maximum number of such extensions from up to six times to up to nine times. In connection with this extraordinary general meeting of shareholders, 15,681,818 public shares were rendered for redemption. The public shares were redeemed at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding ordinary share. The per-share redemption amount has been calculated to be approximately $10.40 per share.

On October 17, 2023, we held an annual general meeting of shareholders, where the shareholders of the Company approved by special resolution an amendment to the amended and restated memorandum and articles of association to modify the monthly amount that our sponsor or its affiliates or designees must deposit into the trust account in order to extend the period of time to consummate a business combination by one month, up to seven times (starting from the first date on which such modified extension payment is made), if requested by our former sponsor and accepted by the Company, from the lesser of $0.04 per outstanding share and $200,000 to the lesser of (x) $0.033 per outstanding share and (y) $110,000. Any amount of the $200,000 paid in order to extend the period of time to consummate a Business Combination until November 3, 2023, which is paid but unused (due to an additional extension payment, based on the updated monthly amount, made prior to November 3, 2023) may be deducted, on a pro rata basis, from future extension payments. In connection with this annual general meeting of shareholders, 1,395,317 public shares were rendered for redemption. The public shares were redeemed at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding ordinary share. The per-share redemption amount has been calculated to be approximately $10.96 per share.

On April 16, 2024, we held an extraordinary general meeting of shareholders, where the shareholders of the Company approved by special resolution an amendment to the amended and restated memorandum and articles of association to modify the monthly amount that our sponsor or its affiliates or designees must deposit into the trust account in order to extend the period of time to consummate a business combination by one month, up to twelve times (starting from the first date on which such modified extension payment is made), if requested by the sponsor and accepted by the Company, from the lesser of $0.033 per outstanding share and $110,000 to the lesser of (x) $0.02 per outstanding share and (y) $60,000. Any amount of the $110,000 paid in order to extend the period of time to consummate a Business Combination until May 16, 2024, which is paid but unused (due to an additional extension payment, based on the updated monthly amount, made prior to May 16, 2024) may be deducted, on a pro rata basis, from future extension payments. In connection with this extraordinary general meeting, of shareholders, 2,205,658 public shares were rendered for redemption. The public shares were redeemed at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding ordinary share. The per-share redemption amount has been calculated to be approximately $11.38 per share. There are 3,717,207 public shares remaining after this extraordinary general meeting of shareholders.

On April 15, 2025, we held an extraordinary general meeting of shareholders (the “Fourth Extension Meeting”), where the shareholders of the Company approved by special resolution an amendment to the amended and restated memorandum and articles of association to modify the monthly amount that our sponsor or its affiliates or designees must deposit into the trust account in order to extend the period of time to consummate a business combination by one month, up to twelve times (starting from the first date on which such modified extension payment is made), if requested by the sponsor and accepted by the Company, from the lesser of $0.02 per outstanding share and $60,000 to the lesser of (x) $0.05 per outstanding share and (y) $25,000. Any amount of the $60,000 paid in order to extend the period of time to consummate a business combination until April 16, 2025, which is paid but unused (due to an additional extension payment, based on the updated monthly amount, made prior to April 16, 2025) may be deducted, on a pro rata basis, from future extension payments. In connection with this extraordinary general meeting of shareholders, 3,227,320 public shares were rendered for redemption. The public shares were redeemed at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable), divided by the number of then outstanding ordinary share. The per-share redemption amount has been calculated to be approximately $12.12 per share.

In addition, at the Fourth Extension Meeting, shareholders also approved amendments to the amended and restated memorandum and articles of association (1) to remove (i) the limitation that the Company shall not consummate an initial business combination if it would cause the Company’s net tangible assets to be less than $5,000,001; and (ii) the limitation that the Company shall not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions; (2) to provide for the right of a holder of the Class B ordinary shares, to convert their Class B ordinary shares into Class A ordinary shares, on a one-for-one basis prior to the closing of an initial business combination at the election of the holder. In addition, shareholders approved the detachment and cancelation of the contingent rights which were initially attached to the public shares underlying the units issued in our IPO. As a result, there are no rights attached to the Class A ordinary shares and no distributable redeemable warrants will be distributed or issued by the Company in connection with the closing of an initial business combination. Furthermore, in connection with the Fourth Extension Meeting, the Company announced that it agreed to waive its right to withdraw up to $100,000 of interest from the trust account to pay dissolution expenses should the Company ultimately dissolve prior to the closing of its initial business combination. Following the Fourth Extension Meeting, the sponsors converted all of their Class B ordinary shares into Class A ordinary shares and, as a result, there are approximately 5,834,587 Class A ordinary shares outstanding, of which approximately 489,887 Class A ordinary shares are subject to future redemptions.

Subject to the additional twelve one-month extensions (of which we have exercised eleven), we will have until April 16, 2026 to consummate an initial business combination. If our initial business combination is not consummated by April 16, 2026 (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and articles of association), then our existence will terminate, and we will distribute all amounts in the trust account.

Effecting Our Initial Business Combination

General

As described above, we have entered into a definitive agreement for a Business Combination with SC Assets and StablecoinX. Unless otherwise stated, this Annual Report does not assume the closing of the Business Combination. References to the term “initial business combination” in this section include the Business Combination where context requires.

We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of our IPO or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. If the Business Combination does not close, we may seek to complete an initial business combination with another company or business, including a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we may seek target businesses with enterprise values that are greater than we could acquire with the net proceeds of our IPO and the sale of the private placement warrants, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into. Other than in connection with the Business Combination, we are not currently a party to any binding arrangement with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our sponsor, founder, officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Sources of Target Businesses

Target businesses may be brought to our attention by unaffiliated sources, such as investment bankers and private investment funds. Our officers, directors and founder shareholders, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then issued and outstanding public shares, subject to the limitations and on the conditions described herein. As of December 31, 2025, the amount in the trust account was $12.95 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions, if any, we will pay to the underwriters of our IPO. Our sponsors, officers, directors and other founder shareholders have, pursuant to written agreements with us, agreed to waive their redemption rights with respect to their founder shares and (other than for the representative of the underwriters of our IPO) any public shares they may hold in connection with the completion of our initial business combination.

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

The requirement that we provide our public shareholders with the opportunity to redeem their public shares by one of the two methods listed above are contained in our amended and restated memorandum and articles of association and will apply whether or not we maintain our registration under the Exchange Act. Such provisions may be amended by special resolution if approved by holders of at least 66.66% of our ordinary shares entitled to vote thereon, so long as we offer redemption in connection with such amendment.

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

In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares (without a waiver of such condition), and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until April 16, 2026 (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and articles of association), assuming we extend the period of time to consummate a business combination until such date.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our current amended and restated memorandum and articles of association provide that we will have until April 16, 2026 (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and articles of association), assuming we exercise all twelve additional one-month extensions as described in our amended and restated memorandum and articles of association, to complete our initial business combination. If we do not complete our initial business combination within such period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by April 16, 2026, assuming we exercise all of our one-month extensions as described in our amended and restated memorandum and articles of association (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and articles of association).

Our sponsors, officers, directors and other founder shareholders have, pursuant to written agreements with us, waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination by April 16, 2026 (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and articles of association). However, if our founder shareholders acquire public shares in or after our IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by April 16, 2026 (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and articles of association).

Our sponsors, officers, directors and other founder shareholders have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our IPO (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and articles of association) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then issued and outstanding public shares. We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the trust account ($77,415 as of December 31, 2025), although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of our IPO and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $12.95 as of December 31, 2025. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $12.95. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Our independent registered public accounting firm has not executed an agreement with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entity will agree to waive any claims it may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our Company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.20 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except for our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. We may have access to the amounts held outside the trust account ($77,415 as of December 31, 2025) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000) but these amounts may be spent on expenses incurred as a result of being a public company or due diligence expenses on prospective business combination candidates. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by April 16, 2026 (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and articles of association), subject to applicable law, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 16, 2026 (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and articles of association) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

Employees

We currently have two executive officers, a Chief Executive Officer and a Chief Financial Officer. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2025 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to include risk factors in this Annual Report. For the complete list of risks relating to our Company and our operations, see the section titled “Risk Factors” contained in our prospectus filed with the SEC on December 3, 2021. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on our Company and our operations:

●	we are an early stage Company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination, including the Business Combination, in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not obtain sufficient additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	you may not be given the opportunity to choose the initial business combination target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to our initial business combination; and

●	our financial performance following a business combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows, earnings and experienced management.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations, including the Business Combination.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements and numerous complex tax laws. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to complete our initial business combination, and results of operations.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

Whether a SPAC is an investment company is a question of facts and circumstances. If our facts and circumstances change over time, we will update our disclosure to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company. We can give no assurance that a claim will not be made that we have been operating as an unregistered investment company.

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

The SEC has provided guidance that a SPAC’s potential status as an “investment company” depends on a variety of factors, such as a SPAC’s duration, asset composition, business purpose and activities and “is a question of facts and circumstances” requiring individualized analysis. If we were deemed to be an unregistered investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. Unless we are able to modify our activities so that we would not be deemed an investment company, we would either register as an investment company or wind-down and abandon our efforts to complete a business combination and instead liquidate the trust account. As a result, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders and would be unable to realize the potential benefits of an initial business combination, including the possible appreciation of the combined company’s securities.

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

We expect to incur significant, non-recurring costs in connection with consummating our initial business combination, including the Business Combination. Some of these costs are payable regardless of whether a business combination is completed. Our transaction expenses in connection with completing our Business Combination are currently estimated to be approximately $14.5 million. There may be other costs which have to be incurred. We do not currently have sufficient cash available to pay all of these fees and expenses and will likely not have sufficient cash to pay unless and until we complete an initial business combination transaction.

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

On December 9, 2024, Nasdaq suspended the trading of our units, Class A ordinary shares and public warrants. Following the suspension, our securities began trading on the over-the-counter market and are listed on the OTC Pink tier of the OTC Marketplace under the symbols “TLGUF,” “TLGYF” and “TLGWF,” respectively. After delisting from Nasdaq, there may be a very limited market in which the Company’s securities are traded, the trading price of the Company’s securities may be adversely affected, and the Class A ordinary shares may be deemed to be a “penny stock”. We can provide no assurance that our securities will continue to trade on the OTC, whether broker-dealers will continue to provide public quotes of our securities on the OTC, or whether the trading volume of our securities will be sufficient to provide for an efficient trading market for existing and potential holders of our securities. As a result, we may face significant material adverse consequences, including:

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

Furthermore, the National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” While our units, Class A Ordinary Shares and public warrants were listed on Nasdaq, such securities were considered covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Since our securities may no longer be covered securities, we may be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, Class A ordinary shares and redeemable warrants were each traded on the Nasdaq Global Market under the symbols “TLGUF,” “TLGYF” and “TLGWF,” respectively, until December 9, 2024. Since then, our units, Class A ordinary shares and redeemable warrants have been traded on the over-the-counter market and quoted on the OTCPINK under the same symbols. Because we are quoted on the OTCPINK, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange. Further, quotations on the OTCPINK reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions.

Holders of Record

On February 1, 2026, there was one holder of record of our units, four holder of record of our Class A ordinary shares, four holders of record of our Class B ordinary shares and four holders of record of our public warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A ordinary shares and warrants are held of record by banks, brokers and other financial institutions.

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

None.

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

Business Combination with StablecoinX Assets Inc.

On July 21, 2025, the Company entered into a business combination agreement (as amended on January 21, 2026 and as it may be further amended, modified, supplemented or otherwise modified from time to time in accordance with its terms, the “Business Combination Agreement”) with StablecoinX Assets Inc. (“SC Assets”), StablecoinX Inc. (“StablecoinX”), StableCoinX SPAC Merger Sub LLC, a wholly-owned subsidiary of StablecoinX (“SPAC Merger Sub”), and StableCoinX Company Merger Sub, Inc., a wholly-owned subsidiary of StablecoinX (“Company Merger Sub”), pursuant to which and subject to the terms and conditions set forth therein, upon the consummation of the transactions contemplated thereby, (a) the Company will, subject to the terms of the Business Combination Agreement, merge with and into SPAC Merger Sub, with SPAC Merger Sub continuing as the surviving company (the “SPAC Merger”), as a result of which the holders of Class A ordinary shares, will receive one share of Class A common stock, par value $0.0001 per share, of StablecoinX (“StablecoinX Class A Common Stock”) for each Class A ordinary share held by such shareholder, and (b) immediately following the SPAC Merger, Company Merger Sub will merge with and into SC Assets, with SC Assets continuing as the surviving company (the “Company Merger”, and together with the SPAC Merger, the “Mergers”), as a result of which the holders of shares of Class A common stock, par value $0.0001 per share, of SC Assets (the “SC Assets Class A Common Stock”) will receive one share of StablecoinX Class A Common Stock for each share of SC Assets Class A Common Stock held by such shareholder and holders of Class B common stock, par value $0.0001 per share, of SC Assets (the “SC Assets Class B Common Stock”) will receive one share of StablecoinX Class A Common Stock and one share of Class B common stock, par value $0.0001 per share, of StablecoinX (the “StablecoinX Class B Common Stock” and together with the StablecoinX Class A Common Stock, “StablecoinX Stock”) for each share of SC Assets Class B Common Stock held by such shareholder. As a result of the Mergers and the other transactions contemplated by the Business Combination Agreement (the “Business Combination”), the Company and SC Assets will become wholly owned subsidiaries of StablecoinX and StablecoinX will become a publicly traded company, all upon the terms and subject to the conditions set forth in the Business Combination Agreement. SC Assets was founded by Young Cho, the Chief Executive Officer and Executive Director of the Company, and Edward Chen, the managing member of the current sponsors of the Company.

The consummation of the Business Combination is subject to customary conditions of the respective parties, including the approval of the Business Combination Agreement, the Business Combination and certain other actions related thereto by the Company’s shareholders.

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

Mizuho Deferred Underwriting Fee Waiver

The underwriters in our IPO, of which Mizuho served as the representative, agreed to defer $8,650,000 in underwriting fees payable, which fees are payable upon the completion of our initial business combination (“Deferred Underwriting Fees”). In May 2024, we entered into a certain waiver with Mizuho (“Mizuho Waiver”), pursuant to which Mizuho agreed to waive the Deferred Underwriting Fees and agreed to forfeit all of the 300,300 founder shares it received as compensation in connection with the IPO. The Company believes that Mizuho was acting as the representative of all of the underwriters on the IPO when it waived the Deferred Underwriting Fees. The forfeiture of the 300,300 Class B ordinary shares was completed on June 30, 2025 and is reflected in the statements of changes in shareholders’ deficit.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2025 were organizational activities and those necessary to prepare for the IPO and, since the completion of our IPO, searching for a target to consummate an initial business combination and activities in connection with our proposed business combinations, including the Business Combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2025, we had net loss of $14,782,020, which was primarily due to the change in fair value of derivative warrant liabilities of $14,336,209 and general and administrative costs of $1,298,834 partially offset by interest income on funds held in Trust of $725,255, and forgiveness of debt of $127,768.

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

On December 8, 2021, we consummated the closing of the sale of an additional 3,000,000 Option Units at $10.00 per Option Unit, pursuant to the full exercise of over-allotment option by the underwriters of our IPO, generating gross proceeds of $30,000,000. We also consummated the closing of the sale of an additional 600,000 private placement warrants at $1.00 per private placement warrant (“Additional Private Placement Warrants”) to our sponsor, generating gross proceeds of $600,000. An aggregate of $234,600,000 of the proceeds from our IPO (including the Option Units) and the private placement with our sponsor (including the Additional Private Placement Warrants) was placed in the trust account. We incurred $14,183,689 in transaction costs, including $4,000,000 of underwriting fees paid at our IPO, $8,650,000 of deferred underwriting fees (the “Deferred Underwriting Fees”) and $1,533,689 of offering expenses. In May 2024, we entered into a certain waiver with Mizuho (“Mizuho Waiver”), pursuant to which Mizuho agreed to waive the Deferred Underwriting Fees and agreed to forfeit all of the 300,300 founder shares it received as compensation in connection with the IPO. We believe that Mizuho was acting as the representative of all of the underwriters on the IPO. The forfeiture of the 300,300 founder shares was completed on June 30, 2025.

On February 23, 2023, the Company held an extraordinary general meeting of its shareholders, at which its shareholders approved the amendment to the amended and restated memorandum and articles of association, to, among other things, extend the time it had to complete an initial business combination. In connection therewith, 15,681,818 Class A ordinary shares were rendered for redemption. The Class A ordinary shares were redeemed at a per-share price of approximately $10.40 per share.

On October 17, 2023, the Company held an annual general meeting of its shareholders, at which its shareholders approved a further amendment to the amended and restated memorandum and articles of association, to, among other things, extend the time it had to complete an initial business combination. In connection therewith, 1,395,317 Class A ordinary shares were rendered for redemption. The Class A ordinary shares were redeemed at a per-share price of approximately $10.96 per share.

On April 16, 2024, the Company held an extraordinary general meeting of its shareholders, at which its shareholders approved a further amendment to the amended and restated memorandum and articles of association to extent the time it had to complete an initial business combination. In connection therewith, 2,205,658 Class A ordinary shares of the Company were rendered for redemption. The Class A ordinary shares were redeemed at a per-share price of approximately $11.33 per share.

On April 15, 2025, the Company held an extraordinary general meeting of its shareholders, at which its shareholders approved, among other things, a further amendment to the amended and restated memorandum and articles of association to extend the time it had to complete an initial business combination. In connection therewith, 3,227,320 public shares were rendered for redemption. The Class A ordinary shares were redeemed at a per-share price of approximately $12.12 per share.

As of December 31, 2025, we had cash and investments held in the trust account of $6,344,805. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (excluding deferred underwriting commissions), to complete our initial business combination. We may withdraw interest to pay our taxes, if any. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2025, we had cash held outside the trust account of $77,415 and a working capital deficit of $5,991,280. We intend to use these funds to facilitate the closing of the Business Combination.

We have determined that if we are unable to raise additional funds to alleviate liquidity needs or complete a Business Combination by the April 16, 2026 (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and article of association, the “Combination Period”), then the Company will cease all operations except for the purpose of liquidating. There is no assurance that our plans to consummate a Business Combination will be successful within the Combination Period. The working capital deficit, liquidity conditions and mandatory liquidation raise substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-balance Sheet Arrangements; Commitments and Contractual Obligations

As of December 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein.

Contractual Obligations

IPO Registration Rights

In connection with the IPO, the holders of the founder shares, private placement warrants and any warrants that may be issued upon conversion of the working capital loans and loans made to extend our time period for consummating an initial business combination (and in each case holders of their component securities, as applicable) entered into a registration rights agreement, which requires us to register a sale of any of our securities held by them on November 30, 2021, as supplemented by a joinder to the registration rights agreement on June 20, 2024, requiring us to register such securities for resale (in the case of the founder shares, only after conversion to our Class A ordinary shares). Pursuant to the terms of that agreement, the holders of these securities, including our former sponsor and current sponsors, are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters of our IPO were entitled to a cash underwriting discount of 2.0% of the gross proceeds of the IPO, or $4,000,000, which was paid at the closing of the IPO. In addition, the underwriters have agreed to defer underwriting commissions of 3.5% of the gross proceeds of the IPO of 20,000,000 units and underwriting commissions of 5.5% of the gross proceeds of the over-allotment option units of 3,000,000 units, or $8,650,000 in aggregate (the “Deferred Underwriting Fees”), which will be paid to the underwriters from the funds held in the trust account upon and concurrently with the completion of our initial business combination. In May 2024, we entered into a certain waiver with Mizuho (“Mizuho Waiver”), pursuant to which Mizuho agreed to waive the Deferred Underwriting Fees and agreed to forfeit all of the 300,300 founder shares it received as compensation in connection with the IPO. The Company believes that Mizuho was acting as the representative of all of the underwriters on the IPO when it waived the Deferred Underwriting Fees. The forfeiture of the 300,300 Class B ordinary shares was completed on June 30, 2025 and is reflected in the statements of changes in shareholders’ deficit.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update 2023-07 – Segment Reporting – Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This update requires public entities to disclose its significant segment expense categories and amounts for each reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. As of December 31, 2025, the Company reported its operations as a single reportable segment, noting no disaggregation of Company activities, management or allocation of resources by geographic region, business activity or organizational method, thus this new guidance does not affect the disclosures.

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

As of December 31, 2025, as required by Rules 13a - 15 and 15d - 15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our CEO and CFO concluded that, as of December 31, 2025, our disclosure controls and procedures were effective,

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, we concluded that our internal control over financial reporting is effective as of December 31, 2025.

This Annual Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by the Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Other Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Officers and Directors

As of the date of this Annual Report, our officers and directors were as follows:

Name	Age	Position
Jin-Goon Kim	58	Chairman; Director
Young Cho	50	Chief Executive Officer; Executive Director
Kwong Cho Ho	39	Chief Financial Officer
Christina Favilla	58	Independent Director
Enrique Klix	57	Independent Director
Niraj Javeri	44	Independent Director

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

Immediately prior to founding TLGY Holdings LLC in May 2021, Mr. Kim focused on global, high growth investments with strong potential to benefit from attractive emerging macro trends and in which he could apply his experience implementing business transformation to drive value creation. Currently, Mr. Kim serves as the sole director of Longhua Innovation Capital Limited. Since 2018, Mr. Kim has served as an independent director of the board and on the nomination committee of DongDu International Group. From 2006 to 2016 Mr. Kim was with TPG Capital, a leading global private equity firm, where he served as a Partner and a member of its Asia investment review committee. In his capacity as a TPG partner, Mr. Kim also served as a CEO or transformation leader of multiple TPG portfolio companies, often in parallel. Mr. Kim’s investment and operational focus was co-leading TPG’s four major transformational investments across China’s core consumer sectors. Each of the four investments had a differentiated value creation angle in the form of a disruptive business model and/or technology; they collectively returned well over a billion dollars to TPG’s investors (namely, about US$700 million from China Grand Auto, roughly US$700 million from Unitrust, and over US$200 million collectively for Li Ning and Daphne). From 2012 to 2014, Mr. Kim served as CEO and Vice Chairman of Li Ning Company Limited, a leading sportswear brand in China with more than US$2 billion of annual sales in 2020, where he devised and launched a brand transformation that helped salvage the company from financial distress and laid the foundation for its ultimate revival as a leading brand and a company that today has a market capitalization greater than US$30 billion. Mr. Kim served from 2011 to 2015 as a Board member of Daphne International Holdings Limited, a leading women’s footwear brand in China, where he led the shoe industry’s first successful wholesale implementation of fast retail and digitization of supply chain management that sharply uplifted sales, profits, and market capitalization of what had been a stagnant business prior to his engagement. Mr. Kim from 2007 to 2011 served as CEO and Vice Chairman of China Grand Automotive Services Group Co. Ltd, during which time he helped pioneer the company’s retail roll-up in China and the digitization of the company’s management system to grow the company’s sales by seven times and to take it from a #11 mid-size platform in China to the #1 auto retail and services company both in China and in the world. Within a few years thereafter, the company listed on the Shanghai Stock Exchange and reached a market capitalization of approximately US$15 billion. Mr. Kim also served from 2009 to 2010 as a Board member of UniTrust Group, a leading Chinese independent equipment leasing company, during which time he helped build a management team and formulate a new strategy that transformed a start-up operation into a large sector leader that would eventually list on the Hong Kong Stock Exchange at a market capitalization of approximately US$2 billion. Before joining TPG Capital, Mr. Kim served from 2002 to 2006 as President of Dell Korea, the Korean affiliate of Dell, a global leader in hardware, software and services with more than $60 billion in annual sales in 2020. He successfully led the implementation of Dell’s direct model in Korea for the first time, thereby firmly establishing Dell as a leading player in a market where it had previously struggled to secure a meaningful market presence or to build a profitable business. Mr. Kim served from 2000 to 2002 as a Vice President of Internet Business Capital Corporation, a Cambridge, Massachusetts based early-stage venture capital firm that helped found or participated in early investments in successful ventures including Cambridge Technology Partners and Razorfish. Mr. Kim started his career in 1996 in the Seoul and Boston offices of McKinsey & Company, a global management consultancy. Mr. Kim earned an MPP from the Kennedy School of Government at Harvard College, a diploma from the Hopkins-Nanjing Centre, and an AB in East Asian Languages and Civilizations and Government from Harvard College.

Young Cho, Chief Executive Officer, Executive Director

Young Cho is our Chief Executive Officer and serves on its Board of Directors as a Director. Mr. Cho was an independent director of the Company from June 20, 2024 until he became the Chief Executive Officer on December 27, 2024. Mr. Cho has also served as the Chief Executive Officer and a director of SC Assets since July 2025. Mr. Cho is currently the CEO of CiNKO, a cross-border payments app serving users in Latin America, which he joined in June 2025. Mr. Cho has also served as a director of AVAX One Technology Ltd. (Nasdaq: AVX) since November 2025. From August 2022 to January 2024, Mr. Cho served as chief financial officer of Swirlds Labs, which performs software development. Prior to Swirlds Labs, Mr. Cho was chief financial officer of Hedera Hashgraph LLC, a proof-of-stake public network powered by hashgraph consensus, where he served from April 2021 to August 2022. While at Hedera, Mr. Cho served as the chief financial officer and a member of the board of directors of Mount Rainier Acquisition Corp. (Nasdaq: RNER), a Nasdaq listed SPAC that acquired HUB Cyber Security for $1.2 billion in 2023, from February 2021 to March 2023. Prior to Hedera, Mr. Cho was Chief Investment Officer of Abra, a digital consumer wallet where users can buy, sell and earn rewards on their cryptocurrency holdings, from April 2020 to April 2021. Prior to entering the digital asset industry, Mr. Cho held several positions in investment banks. Mr. Cho was an Executive Director at UBS Private Finance from March 2010 to May 2012, responsible for originating loans for M&A, capex, and working capital for medium sized private companies and for Ultra HNW clients. Prior to UBS, Mr. Cho was co-founder and Managing Director at Newtonian Capital, a multi-strategy hedge fund focusing on event-driven strategies based in Hong Kong. Prior to Newtonian, Mr. Cho was a Director at Citigroup Global Special Situations Group, where he invested Citigroup’s proprietary capital in the debt and equity of distressed corporates and special situation investments. Mr. Cho started his career as an analyst at Salomon Brothers Fixed Income Quantitative Research group. Mr. Cho has a BS in Electrical Engineering from Cornell, a Masters in Financial Engineering from Cornell, and a MPA in Economic Policy Management from Columbia.

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

Christina Favilla, Independent Director

Christina Favilla has been an independent director since December 27, 2024. Ms. Favilla is an independent board member for Priority Technology Holdings (Nasdaq: PRTH), Opportunity Financial (NYSE: OPFI) and Citizens State Bank of Ouray Colorado, where she is a member of Audit and Compensation Committees and Chair of the Nominating and Governance Committee. Ms. Favilla previously served as a board member of Mount Rainier Acquisition Corp., a special purpose acquisition company (Nasdaq: RENR), until its business combination in February 2023. As an advisor to accomplished Fintech companies, in public and private markets, focused on the financial services and payments industry, Ms. Favilla joined Ocrolus, in September 2020, one of the fastest growing Fintech companies in the U.S., blending financial documentation and machine learning. Ms. Favilla from July 2017 to September 2019 was the Chief Operating Officer of Sterling National Bank and from February 2012 to June 2017, the Chief Operating Officer of GE Capital North America, a financial segment of General Electric Company, representing $100 billion in served assets across Canada, Mexico and the United States. Ms. Favilla combined her people leadership and process disciplines and regulatory background to safely process over 3 million financial transactions each year. Ms. Favilla led a diverse team of 2,500 people across 33 locations and interacted with over 20,000 vendors. Ms. Favilla was a key member of the divestiture team at GE, leading the separation activities of the largest corporate reorganization in US market history. Prior to joining GE Capital, Ms. Favilla served as President of Bank of New Castle and President of Discover Bank, the banking arm of Discover Financial Services, offering online banking, credit card and home loan services, from 2006 through 2012. As President of Discover Bank, Ms. Favilla deployed the funding strategy to successfully launch the initial public offering of Discover Financial Services from Morgan Stanley. Ms. Favilla is a former board member of the American Bankers Association Government Relations Committee and Banking Council in Washington DC. Ms. Favilla’s community and not for profit engagements include chair of the Delaware Financial Literacy Institute, Delaware Chamber of Congress, Delaware Bankers Association and Danbury Chamber of Congress. Ms. Favilla received her Bachelor’s degree in International Studies from Marymount College and received a Master’s degree in Business Administration from Fordham University. TLGY believes Ms. Favilla is qualified to serve on its board based on her academic and practical experience in the areas of finance, compensation, and corporate governance.

Enrique Klix, Independent Director

Enrique Klix has been an independent director since December 27, 2024. Mr. Klix has served as Chief Executive Officer and a director of Integral Acquisition Corporation 1 (OTCPK: INTE), a special purpose acquisition company (“Integral”), since its inception in February 2021. In June 2025, he also assumed the role of Chief Financial Officer. The securities of Integral Acquisition Corporation 1 are quoted on the OTC Pink Market. Mr. Klix has significant international experience after being based in Australia, Europe, and Latin America for more than 30 years. Mr. Klix has a track record of successfully leading and advising corporations and governments on turnarounds, divestitures and acquisitions, capital market transactions, operational and financial restructuring, and greenfield start-ups with an aggregate value in excess of $30 billion. Between January 2019 and July 2020, Mr. Klix served as Orora Cartons Australia’s General Manager (ASX: ORA). Under his leadership, the business went through a successful operational, commercial, and financial turnaround before being sold to Nippon Paper. Between 2014 and 2016, Mr. Klix served as Senior Vice President at McKinsey & Co.’s recovery and transformation division in Australia and New Zealand. Mr. Klix also served as Chief Financial Officer and Deputy Chief Executive Officer of McColl’s Transport between 2009 and 2014. Under his tenure, McColl’s Transport was recognized as the “Turnaround of the Year” in 2012 by the Turnaround Management Association, before being sold to a private equity consortium led by Kohlberg Kravis Roberts & Co. Mr. Klix was an investor in TrademarkVision, an Australian company that utilized image recognition and artificial intelligence technology for trademark searches and protection. In 2018 TrademarkVision was acquired by Clarivate Analytics (NYSE: CLVT), and Mr. Klix was instrumental in supporting the company through the acquisition. He is an active seed and pre-initial public offering investor in Australia and other geographies, including minority equity stakes in Groundfloor (Last K Ventures Pty. Ltd.) and Miso Robotics. Prior to moving to Australia, Mr. Klix worked for ten years as an investment banker for Salomon Smith Barney (now Citigroup (NYSE: C)) and Dresdner Kleinwort Benson in London focused on servicing telecommunications companies across Europe on divestitures and acquisitions, and debt and equity capital markets transactions. Mr. Klix also played lead roles in the initial and secondary public offerings of many energy, telecommunications and beverage companies such as Enel S.p.A. (BIT: ENEL), Energias de Portugal, S.A. (ELI: EDP), and CompañíaCervecerías Unidas, S.A. (NYSE: CCU). Mr. Klix is also a director of Klix II Pty. Ltd. Mr. Klix holds a degree in Economics from the Universidad Católica Argentina and an MBA from the University of Cambridge in England.

Niraj Javeri, Independent Director

Niraj Javeri has been an independent director since December 27, 2024. Mr. Javeri is currently the Chief Financial Officer at Lancium Inc, an energy technology company building infrastructure and technical solutions that enable gigawatt scale data centers to be built on its campuses. He is based in San Francisco, California. Previously, Mr. Javeri was the Vice President of Strategy at Zymergen, a science and material innovation company. Mr. Javeri also served as a director of Integral from November 2021 until June 2025. Between 2010 and 2019. Mr. Javeri worked for Kohlberg Kravis Roberts & Co. (“KKR”) (NYSE: KKR) in New York, Sydney, and San Francisco as part of the Special Situations team, where he sourced, diligenced, executed, and monitored investments made across a number of funds managed by KKR. Previously, Mr. Javeri was with One East Partners in London and New York, where he invested across industries in event-driven and value equities, distressed debt, and private deals. Prior to that, he worked at Goldman Sachs & Co in the Principal Investment Area where he worked on private equity investments, and at Deutsche Bank in both the Leveraged Finance and Technology investment banking groups. Mr. Javeri received a B.S. from Cornell University in Electrical and Computer Engineering, and an M.S. from Stanford University in Management Science and Engineering.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members. Each director will be up for reelection at the next annual meeting of the Company’s shareholders. Only holders of Class B ordinary shares will have the right to appoint directors in any general meeting held prior to or in connection with the completion of our initial business combination. Holders of our public shares will not have the right to appoint any directors to our board of directors prior to our initial business combination. Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.

Director Independence

We were listed on Nasdaq from our IPO until December 9, 2024 and we still follow Nasdaq’s listing standards with regard to director independence and board committee composition. Nasdaq listing standards require that a majority of our board of directors be independent, subject to phase-in rules and a limited exception. Under the Nasdaq listing standards, an “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship with the company which in the opinion of the company’s board of directors, could interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Ms. Christina Favilla, Mr. Enrique Klix and Mr. Niraj Javeri is an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules.

Officer and Director Compensation

A monthly fee of $3,000 was payable to Steven Norman as remuneration for his role as CFO and Co-President from December 3, 2021 until his resignation from such positions on March 28, 2024. Other than the foregoing, none of our officers or directors have received any cash compensation for services rendered to us in 2025.Our sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsors, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, during the year ended December 31, 2025, each of Christina Favilla, Niraj Javeri and Jonathan Kwong failed to timely file a Form 3.

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

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Type of Business	Affiliation
Jin-Goon Kim	DongDu International Group	Real estate	Independent Director of the board and serves in the nomination committee

	Longhua Innovation Capital Limited	Investment holding	Sole director

	TLGY Holdings LLC	Investment holding	Manager

	TLGY Sponsors LLC	Investment holding	Manager of its Manager, TLGY Holdings LLC

Young Cho	Secure Transactions Inc. (dba CiNKO)	Payments	Chief Executive Officer and Director

	StablecoinX Assets inc.	Technology	Chief executive Officer, Director

	StablecoinX Inc	Technology	Chief executive Officer, Director

	AVAX One Technology Ltd	Technology	Director, (member of Audit committee, chair of compensation committee)

Christina Favilla	Priority Technology Holdings	Payments	Member of Audit and Compensation Committees and Chair of the Nominating and Governance Committee

	Opportunity Financial	Consumer lending	Member of Audit and Compensation Committees and Chair of the Nominating and Governance Committee

	Citizens State Bank of Ouray Colorado	Banking	Director

	Ocrolus	Fintech	Director

Enrique Klix	Integral Acquisition Corporation 1	SPAC	Chief Executive Officer, Chief Financial Officer, Director

	Klix II Pty. Ltd.	Consulting and investment	Director

Niraj Javeri	Lancium Inc	energy technology	Chief Financial Officer

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our initial founder shareholders purchased founder shares prior to the date of this Annual Report and purchased private placement warrants in a transaction that closed simultaneously with the closing of our IPO. Our sponsors, officers, directors and other founder shareholders have, pursuant to written agreements with us, agreed to waive their redemption rights with respect to their founder shares and (other than with respect to the representative of the underwriters) public shares in connection with the completion of our initial business combination. Additionally, our sponsors, officers, directors and other founder shareholders have agreed to, pursuant to written agreements with us, waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Furthermore, our sponsors, officers, directors and other founder shareholders have agreed, pursuant to written agreements with us, not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of our initial business combination or (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lockup. The private placement warrants (including the Class A ordinary shares issuable upon exercise of the private placement warrants) will not be transferable until 30 days following the completion of our initial business combination. Because each of our officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Certain individuals involved in our acquisition process, including our founder Jin-Goon Kim, do not have fiduciary or contractual duties to us that prevent them from presenting business opportunities to other entities or otherwise acting against our best interests. Their fiduciary and contractual duties to other entities may present a conflict of interest.

●	Our officers and major stockholders have a conflict of interest with respect to the Business Combination. Shareholders are urged to review the registration statement on Form S-4 filed by StablecoinX with the SEC in connection with the Business Combination for more details on such conflicts of interests.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 31, 2026 with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our officers and directors; and

●	all our officers and directors as a group.

The following table is based on 5,939,587 ordinary shares outstanding on March 31, 2026, of which 5,834,587 were Class A ordinary shares and 105,000 were Class B ordinary shares. Unless otherwise indicated, beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days of the date of this Annual Report. Unless otherwise indicated, TLGY believes that all persons named in the table below have sole voting and investment power with respect to the voting securities beneficially owned by them.

	Class A		Class B
	Ordinary Shares		Ordinary Shares		Approximate
	Number of		Number of		Percentage of
	Shares	Approximate	Shares	Approximate	Outstanding
	Beneficially	Percentage of	Beneficially	Percentage of	Common
Name and Address of Beneficial Owner	Owned	Class	Owned	Class	Stock
5% Shareholders
CPC Sponsor Opportunities 1, LP (1)(2)	1,653,838	28.4%	20,030	19.1%	28.2%
CPC Sponsor Opportunities 1 (Parallel), LP (1)(3)	1,380,728	23.7%	16,720	15.9%	23.5%

Officers and Directors
Jin-Goon Kim (4)	981,548	16.8%	—		16.5%
Young Cho (1)	479,231	8.2%	—	—	8.1%
Kwong Cho Ho (1)	146,268	2.5%	—	—	2.5%
Enrique Klix (1)	20,000	*	—	—	—
Christina Favilla (1)	20,000	*	—	—	—
Niraj Javeri (1)	20,000	*	—	—	—
All executive officers and directors as a group (6 individuals)	1,667,047	28.6%	—	—	28.5%

*	Less than one percent.

(1)	The current sponsors agreed to distribute a portion of its shares to the executive officers and the independent directors of TLGY prior to the closing of the Business Combination. This table reflects that distribution since it is expected to take place within 60 days of the date of this Annual Report.

(2)	CPC Sponsor Opportunities 1, LP (“CPCSO”) directly owns 1,653,838 Class A ordinary shares. Carnegie Park Capital LLC (“CPC”) is the manager of CPCSO and has investment and dispositive power over the shares held by the registered holder. Edward Chen is the Managing Partner of CPC and may be deemed to have voting and investment control with respect to the shares owned by CPCSO. The address of the Managing Partner of CPC is 200 East 94th Street, #2109, New York, New York 10128.

(3)	CPC Sponsor Opportunities 1 (Parallel), LP (“CPC Parallel”) directly owns 1,380,728 Class A ordinary shares. CPC is the manager of CPC Parallel and has investment and dispositive power over the shares held by the registered holder. Edward Chen is the Managing Partner of CPC and may be deemed to have voting and investment control with respect to the shares owned by CPC Parallel. The address of the Managing Partner of CPC is 200 East 94th Street, #2109, New York, New York 10128.

(4)	The former sponsor is the record holder of 233,913 Class A ordinary shares reported herein. TLGY Holdings LLC, which is the parent company of the former sponsor (“TLGY Holdings”) directly owns 408,083 Class A ordinary shares reported herein. The Kim Revocable Family Trust (“Kim Family Trust”) directly owns 339,552 Class A ordinary shares reported herein. Jin-Goon Kim is the manager of TLGY Holdings, which is the manager of the former sponsor, and has joint voting and investment discretion with respect to the shares held of record by the former sponsor. Jin-Goon Kim is the trustee of the Kim Family Trust and is among the beneficiaries of the trust. Accordingly, the shares held by the former sponsor, TLGY Holdings and the Kim Family Trust may be deemed to be beneficially owned by Jin-Goon Kim.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Purchase of founder shares

On June 17, 2021, the former sponsor received 5,750,000 founder shares in exchange for cash paid on behalf of the Company of $25,000. On August 7, 2021, the former sponsor surrendered and forfeited 718,750 founder shares for no consideration, following which the former sponsor held 5,031,250 founder shares. On November 30, 2021, the Company effected a further issuance of founder shares, resulting in the former sponsor holding an aggregate of 5,750,000 founder shares.

Concurrent with the closing of the IPO, the former sponsor transferred 30,000 Class B ordinary shares to each of the three initial independent directors, at an aggregate purchase price of $150, or approximately $0.005 per share. During the period ended December 31, 2021, the Company recorded share-based compensation of $569,868 to the statements of operations for services rendered.

Pursuant to the Securities Transfer Agreement, by and between the Company, the former sponsor, TLGY Sponsors LLC, and the current sponsor, at a closing on June 19, 2024, the current sponsors (i) purchased 3,542,305 founder shares from the former sponsor, certain investors who held the founder shares, and three previous independent directors of the Company, and (ii) purchased 3,940,825 Private Placement Warrants from the former sponsor. Following the completion of the Securities Transfer Transaction, the current sponsors held and controlled 4,126,215 founder shares and 3,940,825 Private Placement Warrants.

On April 18, 2025, pursuant to the terms of the Company’s amended and restated memorandum and articles of association, the current sponsors and the former sponsor elected to convert all of their outstanding Class B ordinary shares on a one-for-one basis into Class A ordinary shares.

Pursuant to the Letter Agreement, each of the founder shareholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of the founder shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, Transactions, capital stock exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their shares of ordinary shares for cash, securities or other property.

Purchase of Private Placement Warrants

Simultaneously with the consummation of our IPO, we completed the private sale of an aggregate of 11,259,500 Private Placement Warrants to the former sponsor, including the issuance of 600,000 Private Placement Warrants in respect of the former sponsor’s obligation to purchase such additional Private Placement Warrants upon the exercise of the underwriters’ over-allotment option, at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $11,259,500. Pursuant to the Securities Transfer Agreement, on June 19, 2024, the current sponsors purchased 3,940,825 Private Placement Warrants from the former sponsor, along with 3,542,305 founder shares, for an aggregate purchase price of $1.00. In accordance with the terms of the Sponsor Support Agreement, immediately following the SPAC Merger, all of the Private Placement Warrants will be exchanged for the right to receive 600,000 Earnout Shares after the Closing.

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

Convertible Promissory Notes

i) Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors or certain of its officers and directors may, but are not obligated to, loa the Company funds as may be required. Such working capital loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the working capital loans but no proceeds held in the Trust Account would be used to repay the working capital loans.

On each of April 24, 2023 (the “2023 April Promissory Note”) and August 10, 2023 (the “2023 August Promissory Note”), the Company issued an unsecured working capital promissory note to the former sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $250,000 and $500,000, respectively. Both of these two promissory notes were non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the IPO (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and articles of association), or (ii) the date on which the Company consummates a Business Combination, subject to the terms of an Agreement and Plan of Transactions (as amended, the “Verde Business Combination Agreement”) dated June 21, 2023, as amended on August 11, 2023, by and between the Company, Virgo Transactions Sub Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Verde Transactions Sub”), and Verde Bioresins, Inc., a Delaware corporation (“Verde”), which was terminated by Verde on March 18, 2024 (the “Verde Termination”).

On May 1, 2024, the Company issued an unsecured working capital promissory note to the former sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $500,000 (the “2024 May Working Capital Promissory Note”). This 2024 May Working Capital Promissory Notes is non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s IPO (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and articles of association), or (ii) the date on which the Company consummates an initial Business Combination.

On July 5, 2024, the Company issued unsecured working capital promissory notes to each of the current sponsors, pursuant to which the Company may borrow up to an aggregate principal amount of $545,000 and $455,000, respectively (the “2024 July Working Capital Promissory Notes,” and each a “2024 July Working Capital Promissory Note”). Both 2024 July Working Capital Promissory Notes are non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s IPO (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and articles of association), or (ii) the date on which the Company consummates an initial Business Combination. The principal balance of the 2024 July Working Capital Promissory Notes may be prepaid at any time by the Company at its election and without penalty.

On July 1, 2025, the Company issued unsecured working capital promissory notes to each of the current sponsors, pursuant to which the Company may borrow up to an aggregate principal amount of $545,000 and $455,000, respectively (the “2025 July Working Capital Promissory Notes,” and each a “2025 July Working Capital Promissory Note” and, collectively with the 2023 April Promissory Note, the 2023 August Promissory Note, the 2024 May Working Capital Promissory Note and the 2024 July Working Capital Promissory Notes, the “Working Capital Loans”). Both 2025 July Working Capital Promissory Notes are non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s IPO (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and articles of association), or (ii) the date on which the Company consummates an initial Business Combination. The principal balance of the 2025 July Working Capital Promissory Notes may be prepaid at any time by the Company at its election and without penalty.

As of December 31, 2025 and December 31, 2024, there was $3,347,359 and $2,255,325 respectively, outstanding under the Working Capital Loans. As of December 31, 2025, the current sponsors had provided the Company an aggregate of $$2,130,359 of funding under the Working Capital Loans.

ii) Time Extension Funding Loans

In order to extend the Company’s time period for consummating a Business Combination, the Sponsors or an affiliate of the Sponsors or certain of its officers and directors may, but are not obligated to, loa the Company funds as may be required. If the Company completes a Business Combination, the Company will repay such loaned amounts. In the event that the Business Combination does not close, no proceeds from the Trust Account would be used to repay such time extension funding loaned amounts. If the Company does not complete a Business Combination, the Company will not repay such time extension funding loans. Up to $3,000,000 of loans made to extend the time period for consummating an initial business combination may be convertible into private placement warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender (the “Extension Loans”). Such warrants are identical to the Private Placement Warrants. While the Company obtained Extension Loans from Verde prior to the termination of the Verde Business Combination Agreement, it does not expect to seek loans from parties other than the Sponsors or an affiliate of the Sponsors prior to the closing of an initial Business Combination as the Company does not believe such third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account.

Prior to the Verde Termination, Verde deposited an aggregate of $475,000 into the Trust Account as Extension Loans pursuant to the Verde Business Combination Agreement, whereunder Verde agreed to finance the extension of the Company’s Termination Date not exceeding $100,000 per month (the “Verde Extension Loans”). The Verde Extension Loans are evidenced by promissory notes. Under the Verde Extension Loans, Verde had the right to elect to convert all (but not less than all) of the principal balance of the promissory notes, upon consummation of an initial business combination by the Company with Verde and prior to the Company’s first payment of all or any portion of the principal balance of the promissory note in cash, at Verde’s option. As a result of the Verde Termination, the conversion option under the Verde Extension Loans were terminated. On May 4, 2024, Verde entered into a mutual release agreement with the Company, Verde Transactions Sub and the former sponsor, pursuant to which, a mutual release, waiver and discharge was agreed in respect of all claims and obligations arising out of or relating to the Verde Termination, the Verde Business Combination Agreement and all ancillary agreements and that all payments made by Verde for extending the period of time to consummate a business combination by the Company shall not be repayable by the Company to Verde and all promissory notes issued by the Company to Verde, including the Verde Extension Loans, shall be deemed to have been voided and cancelled. Solely in the event of a consummation by the Company of its initial business combination, the Company shall pay Verde a sum of $83,125, as full and final payment of such loans.

In connection with the Third Extension Meeting, on April 18, 2024, in order to deposit the monthly extension payment to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from April 17, 2024 to May 16, 2024, the Company issued unsecured promissory notes to each of the former sponsor, CPCSO and CPC Parallel, pursuant to which the Company was provided $20,000, $21,800 and $18,200, respectively. Thereafter, between May 18, 2024 and March 14, 2025, the Company issued consecutive monthly unsecured promissory notes (collectively, the “Third Extension Promissory Notes”) to CPCSO and CPC Parallel, of approximately $32,700 and $27,300, respectively, in order to deposit the monthly extension payment to extend the period of time that the Company has to complete its initial business combination by an additional month. The Third Extension Promissory Notes are non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s IPO (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and articles of association), or (ii) the date on which the Company consummates an initial business combination.

In connection with the Fourth Extension Meeting, between April 16, 2025 and December 16, 2025, the Company issued consecutive monthly unsecured promissory notes (collectively, the “Fourth Extension Promissory Notes”) to CPCSO and CPC Parallel, of approximately $13,349 and $11,145, respectively, in order to deposit the monthly extension payment to extend the period of time that the Company has to complete its initial business combination by an additional month. The Fourth Extension Promissory Notes are non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s IPO (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and articles of association), or (ii) the date on which the Company consummates an initial business combination.

As of December 31, 2025 and December 31, 2024, the Company had $2,541,966 and $1,914,000 outstanding balance under the extension loans. As of December 31, 2025, the current sponsors provided the Company an aggregated $846,966 of funding loans.

Business Combination with SC Assets

Business Combination Agreement

On July 21, 2025, the Company entered into the Business Combination Agreement with SC Assets, StablecoinX, SPAC Merger Sub and Company Merger Sub, pursuant to which, (1) the Company will merge with and into SPAC Merger Sub, with SPAC Merger Sub continuing as the surviving company, and (2) immediately following the SPAC Merger, Company Merger Sub will merge with and into SC Assets, with SC Assets continuing as the surviving company. As a result of the Mergers and the other transactions contemplated by the Business Combination Agreement, and the documents related thereto, the Company and SC Assets will become wholly-owned subsidiaries of StablecoinX and StablecoinX will become a publicly traded company. Young Cho, the Chief Executive Officer and Executive Director of the Company, and Edward Chen, the managing partner of the manager of the current sponsors, are the founders and, as of the date of this proxy statement/prospectus, the owners of an aggregate of 93% of the total outstanding shares of SC Assets Common Stock. SC Assets was formed for the purpose of completing a business combination with the Company. In connection with the Business Combination, the Company, SC Assets and StablecoinX entered into several ancillary agreements to facilitate the transaction.

A&R Sponsor Support Agreement

On September 5, 2025, StablecoinX, TLGY, SC Assets, the sponsors and certain other holders of TLGY’s securities, entered into an amended and restated sponsor support agreement (the “A&R Sponsor Support Agreement”), which amended and restated the sponsor support agreement entered into in connection with the signing of the Business Combination Agreement, to, in light of the increased size of the PIPE, make it so that the aggregate number of Retained Shares (as defined in the A&R Sponsor Support Agreement) to be received by the holders of Founder Shares (as defined therein) and Private Placement Warrants (as defined therein) would be equal to 3% of the issued and outstanding shares of StablecoinX Class A Common Stock at Closing and remove the earnout mechanism. The holders also agreed (i) to vote in favor of the adoption and approval of, among other things, the Business Combination Agreement and the related documents to which TLGY is a party, and the Business Combination, (ii) not transfer any securities of TLGY held by it until the earlier of (a) the closing of the Business Combination and (b) the valid termination of the A&R Sponsor Support Agreement, subject to certain exceptions as provided in the A&R Sponsor Support Agreement or permitted by the Business Combination Agreement or other agreement in connection with the Business Combination,

Policy for Approval of Related Party Transactions

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

The following table sets forth the fees for professional services provided by Withum during the years ended December 31, 2025 and 2024:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Audit Fees(1)	$91,000	$106,080
Audit-Related Fees(2)	$--	$—
Tax Fees(3)	$4,160	$—
All Other Fees(4)	$--	$—
Total Fees	$95,160	$106,080

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

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

EXHIBIT INDEX

Exhibit No.	Description
2.1*	Business Combination Agreement, dated as of July 21, 2025, by and among TLGY Acquisition Corporation, StablecoinX Inc., StablecoinX SPAC Merger Sub LLC, StablecoinX Assets Inc., and StablecoinX Company Merger Sub, Inc. (6).
2.2*	Amendment to Business Combination Agreement, dated as of January 21, 2026, by and among TLGY Acquisition Corporation, StablecoinX Inc. and StablecoinX Assets Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2026).
3.1*	Amended and Restated Memorandum and Articles of Association.(1)
3.2*	Copy of the special resolution amending Article 49.7 of the Amended and Restated Memorandum and Articles of Association, adopted by shareholders of the Company on February 23, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2023).
3.3*	Copy of the special resolution amending Article 49.7 of the Amended and Restated Memorandum and Articles of Association, adopted by shareholders of the Company on October 17, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2023).
3.4*	Copy of the special resolution amending Article 49.7 of the Amended and Restated Memorandum and Articles of Association, adopted by shareholders of the Company on April 16, 2024 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2024).
3.5	Copy of the special resolutions amending the Amended and Restated Memorandum and Articles of Association, adopted by shareholders of the Company on April 15, 2025 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2025).
4.1*	Specimen Unit Certificate.(2)
4.2*	Specimen Class A Ordinary Share Certificate.(2)
4.3*	Specimen Warrant Certificate.(2)
4.4*	Warrant Agreement, dated November 30, 2021, between the Company and Continental Stock Transfer & Trust Company.(1)
4.5*	Description of Securities.(3)
10.1*	Investment Management Trust Agreement, dated November 30, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee.(1)
10.2*	Registration Rights Agreement, dated November 30, 2021, between the Company and TLGY Sponsors LLC.(1)
10.3*	Private Placement Warrants Purchase Agreement, dated November 30, 2021, between the Company and TLGY Sponsors LLC.(1)
10.4*	Form of Indemnity Agreement between the Company and each of the Company’s directors and officers.(2)
10.5*	Promissory Note, dated June 17, 2021, issued to TLGY Sponsors LLC.(2)
10.6*	Securities Subscription Agreement, dated June 17, 2021, between the Company and TLGY Sponsors LLC.(2)
10.7*	Letter Agreement, dated November 30, 2021, between the Company, TLGY Sponsors LLC and each of the Company’s officers, directors and Centaury Management Ltd.(1)
10.8*	Administrative Services Agreement, dated November 30, 2021, between the Company and TLGY Sponsors LLC.(1)
10.9*	Joinder to Insider Letter, dated June 20, 2024, by and between the Company, CPC Sponsor Opportunities I, LP and CPC Sponsor Opportunities I (Parallel), LP.(4)
10.10*	Joinder to Registration Rights Agreement, dated June 20, 2024, by and between the Company, CPC Sponsor Opportunities I, LP and CPC Sponsor Opportunities I (Parallel), LP.(4)
10.11*	Termination Letter, dated June 19, 2024, by and between the Company and TLGY Sponsors LLC.(4)
10.12*	CPC Funds Indemnification Agreement, dated June 21, 2024, by and between the Company, CPC Sponsor Opportunities I, LP and CPC Sponsor Opportunities I (Parallel), LP.(4)
10.13*	Form of Promissory Note, issued to CPC Sponsor Opportunities I, LP and CPC Sponsor Opportunities I (Parallel), LP, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2024.
10.14*	Amended and Restated Collaboration Agreement, dated as of September 5, 2025, by and among Ethena Foundation, Ethena OpCo Ltd, StablecoinX Inc. and StablecoinX Assets Inc (7).
10.15*	Contribution Agreement, dated as of July 21, 2025, by and among TLGY Acquisition Corporation, StablecoinX Assets Inc., StablecoinX Inc. and Ethena Foundation (6).
10.16*	Form of Signing PIPE Subscription Agreement (6).
10.17*	Form of Additional PIPE Subscription Agreement (Cash Only) (7).
10.18*	Form of Additional PIPE Subscription Agreement (Cash and ENA Token) (7).
10.19*	Form of Additional PIPE Subscription Agreement (Cash and ENA Token and Pre-Funded Warrant) (7).

10.20*	Token Purchase Agreement, dated as of July 21, 2025, by and between Ethena OpCo Ltd and StableCoinX Assets Inc (6).
10.21*	Token Purchase Agreement, dated as of September 5, 2025, by and between Ethena OpCo Ltd and StableCoinX Assets Inc (7).
10.22*	Amended and Restated Sponsor Support Agreement, dated as of September 5, 2025, by and among TLGY Acquisition Corporation, StableCoinX Assets Inc., StableCoinX Inc. and the other Holders parties thereto (7).
10.23*	Seller Support Agreement, dated as of July 21, 2025, by and among TLGY Acquisition Corporation, StableCoinX Assets Inc., StableCoinX Inc., and the Seller party thereto (6).
10.24*	Form of Amended and Restated Registration Rights Agreement (6).
10.25*	Form of Lock-Up Agreement (6).
14.1*	Code of Ethics(2)
16.1*	Letter from Marcum Asia CPAs LLP, dated July 3, 2024, to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2024).
19*	Insider Trading and Dissemination of Inside Information Policy (incorporated by reference to Exhibit 19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 5, 2025).
21.1*	Subsidiaries of the Registrant (5)
24.1**	Power of Attorney (included in the signature pages herein).
31.1**	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2**	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b). and 18 U.S.C. 1350.
32.2**	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
97*	TLGY Acquisition Corp. Clawback Policy (5)
101.InS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Incorporated by reference

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 6, 2021 (File No. 001-41101).
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on October 14, 2021 (File No. 333-260242).
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022 (File No. 001-41101).
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2024 (File No. 001-41101).
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 26, 2024 (File No. 001-41101).
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2025 (File No. 001-41101).
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2025 (File No. 001-41101).

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2026.

TLGY ACQUISITION CORPORATION

By:	/s/ Young Cho
	Name:	Young Cho
	Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Young Cho his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorney-in-fact and agent, acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated

Name	Position	Date

/s/ Jin-Goon Kim	Chairman	March 31, 2026
Jin-Goon Kim

/s/ Young Cho	Chief Executive Officer	March 31, 2026
Young Cho	(Principal Executive Officer)

/s/ Kwong Cho Ho	Chief Financial Officer	March 31, 2026
Kwong Cho Ho	(Principal Financial and Accounting Officer)

/s/ Christina Favilla	Director	March 31, 2026
Christina Favilla

/s/ Enrique Klix	Director	March 31, 2026
Enrique Klix

/s/ Niraj Javeri	Director	March 31, 2026
Niraj Javeri

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

TLGY Acquisition Corporation:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of TLGY Acquisition Corporation (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended, and the related notes to the financial statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s cash and working capital as of December 31, 2025, are not sufficient to complete its planned activities for the upcoming year. If the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by April 16, 2026 (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and article of association), the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. TLGY Acquisition Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as TLGY Acquisition Corporation’s auditor since 2024.

New York, New York

March 31, 2026

PCAOB Number 100

TLGY ACQUISITION CORPORATION

BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash	$77,415	$3,769
Prepaid expenses	25,000	23,340
Total Current Assets	102,415	27,109

Cash and investments held in Trust Account	6,344,805	44,332,605

Total Assets	$6,447,220	$44,359,714

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$199,370	$272,548
Accrued offering costs	5,000	5,000
Convertible promissory note payable – former sponsor	2,912,000	2,912,000
Convertible promissory note payable – current sponsors	2,977,325	1,257,325
Total Current Liabilities	6,093,695	4,446,873

Derivative warrant liabilities	14,793,675	457,466
Deferred underwriting commission	865,000	865,000
Total Liabilities	21,752,370	5,769,339

COMMITMENTS AND CONTINGENCIES

Class A ordinary shares subject to possible redemption; 489,887 and 3,717,207 shares (at redemption value of $12.95 and $11.92) at December 31, 2025 and 2024, respectively	6,344,916	44,332,605

Shareholders’ deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at December 31, 2025 and 2024	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 5,344,700 and 0 issued and outstanding (excluding 489,887 and 3,717,207 shares subject to possible redemption) at December 31, 2025 and 2024, respectively	534	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 105,000 and 5,750,000 shares issued and outstanding at December 31, 2025 and 2024, respectively	11	575
Additional paid-in capital	—
Accumulated deficit	(21,650,611)	(5,742,805)
Total Shareholders’ Deficit	(21,650,066)	(5,742,230)
LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$6,447,220	$44,359,714

The accompanying notes are an integral part of these financial statements.

TLGY ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024
EXPENSES
Administration fee - related party	$—	$60,000
General and administrative	1,298,834	1,071,437
TOTAL EXPENSES	1,298,834	1,131,437

OTHER (EXPENSE) INCOME
Income earned on cash and investments held in Trust Account	725,255	2,598,427
Forgiveness of debt	127,768	623,776
Change in fair value of derivative liabilities	(14,336,209)	(104,694)
TOTAL OTHER (EXPENSE) INCOME	(13,483,186)	3,117,509

Net (loss) income	$(14,782,020)	$1,986,072

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	5,526,483	4,362,031
Basic and diluted net (loss) income per share, Class A ordinary shares subject to possible redemption	$(2.01)	$0.20

Weighted average number of Class B ordinary Shares outstanding, basic and diluted	1,835,361	5,750,000
Basic and diluted net (loss) income per Class B ordinary share	$(2.01)	$0.20

The accompanying notes are an integral part of these financial statements.

TLGY ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class A		Class B		Additional
	Ordinary Shares		Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	—	$—	5,750,000	$575	$—	$(12,043,361)	$(12,042,786)

Current period remeasurement to redemption value	—	—	—	—	—	(3,470,516)	(3,470,516)
Underwriter fee waiver						7,785,000	7,785,000
Net income	—	—	—	—	—	1,986,072	1,986,072
Balance as of December 31, 2024	—	$—	5,750,000	$575	$—	$(5,742,805)	$(5,742,230)

Current period remeasurement to redemption value	—	—	—	—	—	(1,125,816)	(1,125,816)
Class B ordinary share conversion	5,344,700	534	(5,344,700)	(534)	—	—	—
Mizuho Class B ordinary share forfeiture	—	—	(300,300)	(30)	—	30	—
Net loss	—	—	—	—	—	(14,782,020)	(14,782,020)
Balance as of December 31, 2025	5,344,700	$534	105,000	$11	$—	$(21,650,611)	$(21,650,066)

The accompanying notes are an integral part of these financial statements.

TLGY ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2025	2024

Cash Flows From Operating Activities:
Net (loss) income	$(14,782,020)	$1,986,072
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on cash and investments held in the Trust Account	(725,255)	(2,598,427)
Loss on change in fair value of derivative warrant liabilities	14,336,209	104,694
Forgiveness of debt	(127,768)	(623,776)
Changes in operating assets and liabilities:
Prepaid expenses	(1,660)	(13,788)
Accounts payable and accrued expenses	54,590	(118,863)
Net Cash Used In Operating Activities	(1,245,904)	(1,264,088)

Cash Flows From Investing Activities:
Cash withdrawn from Trust Account	39,113,505	25,092,549
Cash deposited into Trust Account	(400,450)	(872,089)
Net Cash Provided By Investing Activities	38,713,055	24,220,460

Cash Flows From Financing Activities:
Redemptions of Class A ordinary shares	(39,113,505)	(25,092,549)
Proceeds from convertible promissory note – former sponsor	—	677,000
Proceeds from convertible promissory note – current sponsors	1,720,000	1,257,325
Proceeds from promissory note – third party	—	165,000
Net Cash Used In Financing Activities	(37,393,505)	(22,993,224)

Net change in cash	73,646	(36,852)

Cash at beginning of year	3,769	40,621
Cash at end of year	$77,415	$3,769

Supplemental disclosure of non-cash financing activities:

Current period remeasurement to redemption value	$1,125,816	$3,470,516

The accompanying notes are an integral part of these financial statements.

TLGY ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

As of December 31, 2025, the Company had not commenced any operations. All activities for the period from May 21, 2021 (inception) through December 31, 2025 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, since the completion of the Initial Public Offering, searching for a target to consummate an initial business combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $14,183,689 consisting of $4,000,000 of underwriting fees, $8,650,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”)) and $1,533,689 of other offering costs related to the Initial Public Offering. Cash of $77,415 was held outside of the Trust Account on December 31, 2025 and was available for working capital purposes. As described in Note 6, the $8,650,000 deferred underwriting fees are payable upon the consummation of the Business Combination by April 16, 2025. In May 2024, the Company entered into a certain waiver with Mizuho (“Mizuho Waiver”), pursuant to which Mizuho agreed to waive the Deferred Underwriting Fees and agreed to forfeit all of the 300,300 founder shares it received as compensation in connection with the IPO. The Company believes that Mizuho was acting as the representative of all of the underwriters on the IPO when it waived the Deferred Underwriting Fees. The forfeiture of the 300,300 Class B ordinary shares occurred on June 30, 2025 and is reflected in the statements of changes in shareholders’ deficit.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions and taxes payable on the income earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully affect a Business Combination.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.20 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity”.

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

In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of the Class A ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The Public Shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place. Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. During the fiscal year ended December 31, 2025, an aggregate of 3,227,320 shares were redeemed by public shareholders. Accordingly, $39,113,505 was withdrawn from the Trust Account in order to pay those redeeming shareholders. Following the redemptions for the year ended December 31, 2025, $6,344,805 remains in the Company’s Trust Account.

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

If the Company has not completed a Business Combination by April 16, 2026 (or April 16, 2026, the last of twelve one-month extensions, the “Combination Period” or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and article of association), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Termination of Verde Bioresins Merger Agreement

The Company and the former sponsor entered into the Merger Agreement on June 21, 2023, as amended on August 11, 2023, with Virgo Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”) and Verde Bioresins, Inc., a Delaware corporation (“Verde”). On March 12, 2024, the Company received a termination notice (the “Termination Notice”) from Verde stating that Verde was exercising its right to terminate the Merger Agreement (the “Termination”) and all ancillary agreements, pursuant to Section 10.01(c) of the Merger Agreement. On March 18, 2024, the Company responded to the Termination Notice and agreed to a termination of the Merger Agreement, but disputed the grounds for the termination of the Merger Agreement. As a result of the agreed upon termination of the Merger Agreement, the Acquiror Support Agreement entered into among the Company, Verde and the former sponsor dated June 21, 2023, the Company Support Agreement between Humanitario Capital LLC, the Company and Verde dated June 21, 2023, and the Sponsor Share Restriction Agreement entered into among the Company, Verde and the former sponsor dated June 21, 2023, automatically terminated. The Company has continued to evaluate other possible business combination targets.

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

Mizuho Deferred Underwriting Fee Waiver

The underwriters in the IPO, of which Mizuho served as the representative, agreed to defer $8,650,000 in underwriting fees payable, which fees are payable upon the completion of the initial business combination (“Deferred Underwriting Fees”). In May 2024, we entered into a certain waiver with Mizuho (“Mizuho Waiver”), pursuant to which Mizuho agreed to waive the Deferred Underwriting Fees and agreed to forfeit all of the 300,300 founder shares it received as compensation in connection with the IPO. The Company believes that Mizuho was acting as the representative of all of the underwriters on the IPO when it waived the Deferred Underwriting Fees. The forfeiture of the 300,300 Class B ordinary shares was completed on June 30, 2025 and is reflected in the statements of changes in shareholders’ deficit.

Change in Auditor

On June 27, 2024, the Company dismissed Marcum Asia CPAs LLP (“Marcum Asia”) as its independent registered public accounting firm, effective immediately. The dismissal of Marcum Asia was approved by the Audit Committee of the Company’s Board of Directors (the “Audit Committee”). On June 28, 2024, the Company engaged WithumSmith+Brown, PC (“Withum”) as its new independent registered public accounting firm. The engagement of Withum was approved by the Audit Committee.

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

Business Combination with StablecoinX Assets Inc.

On July 21, 2025, the Company entered into a business combination agreement (as amended on January 21, 2026 and as it may be further amended, modified, supplemented or otherwise modified from time to time in accordance with its terms, the “Business Combination Agreement”) with StablecoinX Assets Inc. (“SC Assets”), StablecoinX Inc. (“StablecoinX”), StableCoinX SPAC Merger Sub LLC, a wholly owned subsidiary of StablecoinX (“SPAC Merger Sub”), and StableCoinX Company Merger Sub, Inc., a wholly-owned subsidiary of StablecoinX (“Company Merger Sub”), pursuant to which and subject to the terms and conditions set forth therein, upon the consummation of the transactions contemplated thereby, (a) the Company will, subject to the terms of the Business Combination Agreement, merge with and into SPAC Merger Sub, with SPAC Merger Sub continuing as the surviving company (the “SPAC Merger”), as a result of which the holders of Class A ordinary shares, will receive one share of Class A common stock, par value $0.0001 per share, of StablecoinX (“StablecoinX Class A Common Stock”) for each Class A ordinary share held by such shareholder, and (b) immediately following the SPAC Merger, Company Merger Sub will merge with and into SC Assets, with SC Assets continuing as the surviving company (the “Company Merger”, and together with the SPAC Merger, the “Mergers”), as a result of which the holders of shares of Class A common stock, par value $0.0001 per share, of SC Assets (the “SC Assets Class A Common Stock”) will receive one share of StablecoinX Class A Common Stock for each share of SC Assets Class A Common Stock held by such shareholder and holders of Class B common stock, par value $0.0001 per share, of SC Assets (the “SC Assets Class B Common Stock”) will receive one share of StablecoinX Class A Common Stock and one share of Class B common stock, par value $0.0001 per share, of StablecoinX (the “StablecoinX Class B Common Stock” and together with the StablecoinX Class A Common Stock, “StablecoinX Stock”) for each share of SC Assets Class B Common Stock held by such shareholder. As a result of the Mergers and the other transactions contemplated by the Business Combination Agreement (the “Business Combination”), the Company and SC Assets will become wholly owned subsidiaries of StablecoinX and StablecoinX will become a publicly traded company, all upon the terms and subject to the conditions set forth in the Business Combination Agreement. SC Assets was founded by Young Cho, the Chief Executive Officer and Executive Director of the Company, and Edward Chen, the managing member of the current sponsors of the Company.

The consummation of the Business Combination is subject to customary conditions of the respective parties, including the approval of the Business Combination Agreement, the Business Combination and certain other actions related thereto by the Company’s shareholders.

Liquidity, Capital Resources, and Going Concern

As of December 31, 2025, the Company had cash of $77,415 and a working capital deficit of $5,991,280.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs or complete an initial business combination by April 16, 2026 (or up to April 16, 2026 if the period of time to consummate a business combination is extended to the fullest extent possible in accordance with the terms of the Articles), the Company will cease all operations except for the purpose of liquidating. The working capital deficit, liquidity condition and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date of filing of this Quarterly Report. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2025 and 2024, the Company had cash of $77,415 and $3,769, respectively, held outside the Trust Account. The Company did not have any cash equivalents at December 31, 2025 and 2024.

Cash and Investments Held in Trust Account

At December 31, 2025 and 2024, the Company had $6.3 million and $44.3 million in cash and investments held in the Trust Account, respectively. The Company’s portfolio of investments held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs associated with warrant liabilities are expensed as incurred. Offering costs associated with the Units were allocated between temporary equity and the Public Warrants by the relative fair value method. Offering costs of $534,172 consisted principally of costs incurred in connection with preparation for the Initial Public Offering. These offering costs, together with the underwriter fees of $12,650,000 (or $4,000,000 paid in cash upon the closing of the Initial Public Offering and a deferred fee of $8,650,000 (“Deferred Underwriting Fees”)), were allocated between temporary equity, the Public Warrants and the Private Warrants in a relative fair value method upon completion of the Initial Public Offering. Of these costs, $442,567 was allocated to the Public Warrants and to the Private Placement Warrants and is charged to the statements of operations. In addition, the Company recorded the fair value of $999,517 (net of consideration) for an aggregate of 300,300 Class B shares transferred to Mizuho Securities USA LLC (“Mizuho”), the representative of the underwriters and 15,000 Class B shares transferred to Centaury Management Ltd., an investor in the former sponsor, each transferred upon the closing of the Initial Public Offering. As described below, in May 2024, the Company entered into a certain waiver with Mizuho (“Mizuho Waiver”), pursuant to which Mizuho agreed to waive the Deferred Underwriting Fees and agreed to forfeit all of the 300,300 founder shares it received as compensation in connection with the IPO. The Company believes that Mizuho was acting as a representative of all of the underwriters on the IPO when it waived the Deferred Underwriting Fees. The forfeiture of the 300,300 Class B ordinary shares was completed on June 30, 2025 and is reflected in the statements of changes in shareholders’ deficit.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC Topic 480, “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2025 and 2024, the 489,887 and 3,717,207, respectively, Class A ordinary shares subject to possible redemption in the amount of $6,344,916 and $44,332,605 at redemption value per Public Share, respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. During the years ended December 31, 2025 and 2024, the Company recorded a remeasurement adjustment of $1,125,816 and $3,470,516, respectively, to increase to redemption value.

Net (Loss) Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. The remeasurement adjustment associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted (loss) income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As of December 31, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and subsequently share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2025	2024
Class A Redeemable ordinary shares
Numerator: Allocation of net (loss) income, as adjusted	$(11,096,755)	$856,733
Denominator: Basic and diluted weighted average shares outstanding	5,526,483	4,362,031
Basic and diluted net (loss) income per Class A Redeemable Ordinary Share	$(2.01)	$0.20
Class B Non-redeemable ordinary shares
Numerator: Allocation of net (loss) income, as adjusted	$(3,685,265)	$1,129,339
Denominator: Basic and diluted weighted average shares outstanding	1,835,361	5,750,000
Basic and diluted net (loss) income per Class B Non-Redeemable Ordinary Shares	$(2.01)	$0.20

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties at December 31, 2025 and December 31, 2024. The Company has been currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires disclosures of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for the fiscal year beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage rate of $250,000. Any loss incurred or lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

Warrant Liabilities

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging”, whereby under that provision, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjusts the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations. Upon issuance and as of December 31, 2021, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. As of December 31, 2025, the quoted market price is used as the fair value as of each relevant date for valuing the Public Warrants. The Private Placement Warrants are valued using a modified Black-Scholes model. The Company’s valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires disclosures of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for the fiscal year beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting – Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). This update requires public entities to disclose its significant segment expense categories and amounts for each reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. As of December 31, 2025, the Company reported its operations as a single reportable segment, noting no disaggregation of Company activities, management or allocation of resources by geographic region, business activity or organizational method, thus this new guidance does not affect the disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering and the underwriters’ exercise of the over-allotment option, the Company sold 23,000,000 Units at a purchase price of $10.00 per Unit generating gross proceeds to the Company in the total amount of $230,000,000, which includes the full exercise of the underwriter over-allotment option generating gross proceeds of $30,000,000 to the Company. Each Unit consists of one share of the Company’s Class A ordinary shares, par value $0.0001 per share (the “Class A common shares”), and one-half of one redeemable warrant of the Company (each whole warrant, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment. The Company will effect a distribution of a number of warrants equal to 5,750,000 warrants, which is one-fourth of 23,000,000 common shares issued on IPO, on a pro-rata basis only to holders of record of Class A ordinary shares issued in the Initial Public Offering (whether such shares were acquired during or after the Initial Public Offering) that remain outstanding after the Company redeems any Class A ordinary shares that the holders thereof have elected to redeem in connection with the Company’s initial business combination. Public shareholders who exercise their redemption rights are not entitled to receive any distribution of distributable redeemable warrants in respect of such redeemed public shares. The number of distributable redeemable warrants to be distributed in respect of each public share is contingent upon the aggregate number of public shares that are redeemed in connection with the Company’s initial business combination but in no event will be less than one-fourth of a distributable redeemable warrant per Class A ordinary share that is not redeemed. The contingent rights to receive distributable redeemable warrants will remain attached to the Class A ordinary shares, will not be separately transferable, assignable or salable, and will not be evidenced by any certificate or instrument (See Note 8).

On April 21, 2025, the Company reported in a Form 8-K, amongst others, that following an extraordinary general meeting of the Company held on April 15, 2025, shareholders of the Company approved the detachment and cancellation of the contingent rights to receive one-fourth of one redeemable warrant that were initially attached to the Units issued in the IPO.

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

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their shares of ordinary shares for cash, securities or other property.

Concurrent with the closing of the Initial Public Offering, the Sponsor transferred 30,000 Class B ordinary shares to each of the three initial independent directors, at an aggregate purchase price of $150, or approximately $0.005 per share. During the year ended December 31, 2021, the Company recorded share-based compensation of $569,868 to the statements of operations for services rendered.

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

Subsequently, the parties negotiated an amended and restatement to the Sponsor Support Agreement to remove the earnout structure entirely and instead the TLGY Insiders would receive a certain number of StablecoinX Class A Common Stock equal to a fixed percentage of the pro forma outstanding shares of StablecoinX Class A Common Stock at Closing. TLGY initially proposed that the TLGY Insiders should retain a fixed percentage of 5%, which Ethena Labs, at the direction of the Ethena Foundation, countered with a fixed percentage of 3% that the parties eventually agreed upon.

General and Administrative Services

Pursuant to the terms of the administrative services agreement, dated November 30, 2021 by and between the Company and the Former Sponsor (the “Administrative Services Agreement”), the Company agreed to pay the Former Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support commencing on November 30, 2021 and ceasing upon completion of the Initial Business Combination or the Company’s liquidation. On June 19, 2024, the Company and the Former Sponsor entered into a letter agreement (the “Termination Letter”) terminating the Administrative Services Agreement. Pursuant to the Termination Letter, the Company and the Former Sponsor agreed to irrevocably release, waive, and forever discharge the Company and its successors or assigns, the Former Sponsor and its members, directors, advisors, officers and its holding company, from any and all actions, compensations, fees and expenses, obligations and claims of all types and nature, including all sums that may be or have been accrued or outstanding, arising from or in connection with the Administrative Services Agreement. During the years ended December 31, 2025 and 2024, the Company incurred $0 and $60,000, respectively, pursuant to the Administrative Services Agreement.

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

As of December 31, 2025 and 2024, there were $3,347,359 and $2,255,325, respectively, outstanding of the Working Capital Loans. As of December 31, 2025, the current sponsors provided the Company an aggregated $2,130,359 of funding loans.

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

As of December 31, 2025 and 2024, the Company had a $2,541,966 and $1,914,000 outstanding balance under, respectively, the extension loans. As of December 31, 2025, the current sponsors provided the Company an aggregated $846,966 of funding loans.

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

Concurrent with the closing of the Initial Public Offering, the Sponsor transferred 15,000 Class B ordinary shares to Centaury Management Ltd., an investor in the Sponsor, at an aggregate purchase price of $75, or approximately $0.005 per share. The Sponsor also transferred 300,300 Class B ordinary shares to Mizuho Securities USA LLC, the representative of the underwriters, at an aggregate purchase price of $1,000,000, or approximately $3.33 per share (the “Representative’s Shares”). The Company thus recorded additional transaction costs of $999,517, the grant date fair value of the shares net of consideration received. The Representative’s Shares have been deemed compensation by Financial Industry Regulatory Authority (“FINRA”) and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement of which this prospectus forms a part pursuant to Rule 5110(e)(1) of the FINRA Manual.

In May 2024, the Company entered into a certain waiver with Mizuho (“Mizuho Waiver”), pursuant to which Mizuho agreed to waive the Deferred Underwriting Fees and agreed to forfeit all of the 300,300 Class B ordinary shares received by it as compensation in connection with the IPO. The Company believes that Mizuho was acting as a representative of all of the underwriters on the IPO when it waived the Deferred Underwriting Fees. The forfeiture of the 300,300 Class B ordinary shares was completed on June 30, 2025 and is reflected in the statements of changes in shareholders’ deficit.

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

On May 2, 2024, the Company entered into a waiver with its prior legal counsel for the Company’s IPO, pursuant to which its prior legal counsel agreed to a waiver for all IPO related fees and payment under and pursuant to their engagement. Solely in the event of a consummation by the Company of its initial business combination, the Company shall pay the legal counsel for the Company’s IPO a sum of $130,000, as full and final payment.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares —The Company is authorized to issue 5,000,000 shares of preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares —The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. On April 18, 2025, certain Founder Shareholders elected to convert 5,344,700 Class B ordinary shares held by them to 5,344,700 Class A ordinary shares. Notwithstanding the conversions, holders of such 5,344,700 Class A ordinary shares will not be entitled to receive any monies held in the Trust Account as a result of their ownership of such Class A ordinary shares issued upon conversion of the Founder Shares. As of December 31, 2025 and 2024, there were 5,834,587 and 3,717,207 Class A ordinary shares issued and outstanding, respectively, including 489,887 and 3,717,207 shares of Class A ordinary shares, respectively, subject to possible redemption.

Class B Ordinary Shares —The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. On November 30, 2021, the Company effected a further issuance of Founder Shares, resulting in the Sponsor holding an aggregate of 5,750,000 Founder Shares. In May 2024, the Company entered into the Mizuho Waiver, pursuant to which Mizuho agreed to forfeit all of the 300,300 Class B ordinary shares received by it as compensation in connection with the IPO. The forfeiture of the 300,300 Class B ordinary shares was completed on June 30, 2025. As of December 31, 2025 and 2024, there were 105,000 and 5,750,000 shares of Class B ordinary shares issued and outstanding.

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

On April 21, 2025, the Company reported in a Form 8-K, amongst others, that following an extraordinary general meeting of the Company held on April 15, 2025, shareholders of the Company approved the right of a holder of Class B ordinary shares to convert their Class B ordinary shares into Class A ordinary shares on a prior to the closing of the business combination.

On April 18, 2025, pursuant to the terms of the amended and restated memorandum and articles of association, the Sponsors elected to convert all of the Class B ordinary shares held by them on a one-for-one basis into Class A ordinary shares, resulting in the Sponsors owning an aggregate of 3,305,228 Founder Shares, consisting of 3,305,228 Class A ordinary shares and 0 TLGY Class B ordinary shares.

Following such conversion and giving effect to the redemption of shares by public shareholders following the extension as approved in the extraordinary general meeting held on April 15, 2025, as of April 18, 2025, the Company had an aggregate of 5,834,587 Class A ordinary shares issued and outstanding and 105,000 Class B ordinary shares issued and outstanding.

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

Redemption of Warrants When the Price per Share of Class A Ordinary Share Equals or Exceeds $10.00 — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. As of December 31, 2025 and 2024, the derivative warrant liabilities were $14,793,675 and $457,466 respectively.

On April 21, 2025, the Company reported in a Form 8-K, amongst others, that following an extraordinary general meeting of the Company held on April 15, 2025, shareholders of the Company approved the detachment and cancellation of the contingent right attached to each non-redeemed Class A ordinary share sold in the Company’s initial public offering, which right entitles the holder of such Class A ordinary shares to receive at least one-fourth of one redeemable warrant following the business combination redemption time. As a result, there are no rights attached to the Class A ordinary shares and no distributable redeemable warrants will be distributed or issued by the Company in connection with the closing of an initial business combination.

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2025 and 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,		December 31,
Description	Level	2025	Level	2024
Assets:
Cash and investments held in Trust Account	1	$6,344,805	1	$44,332,605
Liabilities:
Warrant liability – Private Placement Warrants	3	$7,318,675	3	$226,316
Warrant liability – Public Warrants	1	$7,475,000	1	$231,150

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

The subsequent measurements as of December 31, 2025 of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the publicly traded closing price of the Public Warrants of $0.65 per warrant, was used as the fair value as of the relevant date. The terms of the Private Placement Warrants are analogous to the Public Warrants with the exception that they are not redeemable. As such, these warrants were valued using a modified Black-Scholes model.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2025 and 2024.

Fair Value
Measurement Using
Level 3
Inputs Total
Balance, December 31, 2024	$226,316
Additions	—
Change in fair value of derivative warrant liabilities	7,092,359
Balance, December 31, 2025	$7,318,675

The key inputs into the Monte Carlo simulation model and the modified Black-Scholes model to value the derivative warrant liabilities were as follows:

	December 31, 2025	December 31, 2024
Share price	$11.80	$11.64
Exercise price	$11.50	$11.50
Risk-free interest rate	3.48%	4.19%
Expected life of warrants	1.16 years	1.32 years
Expected volatility of underlying shares	de minimis %	de minimis %
Dividend yield	0.00%	0.00%
Probability of business combination	80.00%	10.00%

As of December 31, 2025 and 2024, the derivative warrant liabilities were $14,793,675 and $457,466, respectively. In addition, for the years ended December 31, 2025 and 2024, respectively, the Company recorded a loss of $14,336,209 and $104,694 on the change in fair value of the derivative warrant liabilities on the statements of operations.

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

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decision regarding resource allocation, the CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets:

	December 31, 2025	December 31, 2024
Total Assets	$6,447,220	$44,359,714

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024
EXPENSES
Administration fee - related party	$—	$60,000
General and administrative	1,298,834	1,071,437
TOTAL EXPENSES	1,298,834	1,131,437

OTHER (EXPENSE) INCOME
Income earned on cash and investments held in Trust Account	725,255	2,598,427
Forgiveness of debt	127,768	623,776
Change in fair value of derivative liabilities	(14,336,209)	(104,694)
TOTAL OTHER (EXPENSE) INCOME	$(13,483,186)	$3,117,509

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

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to March 31, 2026, the date that the financial statements were available to be issued. Based upon this review, except as stated below, the Company did not identify any other subsequent events that would have required adjustment to or disclosure in the financial statements.

Promissory Notes

On January 1, 2026, the Company issued unsecured working capital promissory notes to each of the current sponsors, pursuant to which the Company may borrow up to an aggregate principal amount of $545,000 and $455,000, respectively (the “2026 January Working Capital Promissory Notes,” and each a “2026 January Working Capital Promissory Note”). Both 2026 January Working Capital Promissory Notes are non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s IPO (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and articles of association), or (ii) the date on which the Company consummates an initial Business Combination. The principal balance of the 2026 January Working Capital Promissory Notes may be prepaid at any time by the Company at its election and without penalty.

On January 16, 2026, in order to deposit the monthly extension payment to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from January 16, 2026 to February 16, 2026 the Company issued unsecured promissory notes to each of CPC Sponsor Opportunities I, LP and CPC Sponsor Opportunities I (Parallel), LP (the “2026 January Extension Promissory Notes”), pursuant to which the Company was provided $13,349 and $11,145, respectively. These 2026 January Extension Promissory Notes were non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s initial public offering (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and article of association), or (ii) the date on which the Company consummates an initial business combination.

On February 16, 2026, in order to deposit the monthly extension payment to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from February 16, 2026 to March 16, 2026 the Company issued unsecured promissory notes to each of CPC Sponsor Opportunities I, LP and CPC Sponsor Opportunities I (Parallel), LP (the “2026 February Extension Promissory Notes”), pursuant to which the Company was provided $13,349 and $11,145, respectively. These 2026 February Extension Promissory Notes were non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s initial public offering (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and article of association), or (ii) the date on which the Company consummates an initial business combination.

On March 16, 2026, in order to deposit the monthly extension payment to extend the period of time that the Company has to complete its initial business combination by an additional month for the period from March 16, 2026 to April 16, 2026 the Company issued unsecured promissory notes to each of CPC Sponsor Opportunities I, LP and CPC Sponsor Opportunities I (Parallel), LP (the “2026 March Extension Promissory Notes”), pursuant to which the Company was provided $13,349 and $11,145, respectively. These 2026 March Extension Promissory Notes were non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s initial public offering (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and article of association), or (ii) the date on which the Company consummates an initial business combination.

Extensions to Complete the Initial Business Combination

On February 10, 2026, the Company notified Continental Stock Transfer & Trust Company of its intention to extend the period of time that the Company has to complete its initial business combination (the “Termination Date”) by an additional month for the period from February 17, 2026 to March 16, 2026, subject to the Company’s sponsor or its affiliates or designees depositing $24,494.35 (the “February Extension Deposit”) into the trust account.

On February 13, 2026, the Company’s sponsor or its affiliates or designees deposited the February Extension Deposit into the trust account and as a result the Termination Date was extended by one month until March 16, 2026.

On March 10, 2026, the Company notified Continental Stock Transfer & Trust Company of its intention to extend the period of time that the Company has to complete its initial business combination (the “Extended Termination Date”) by an additional month for the period from March 17, 2026 to April 16, 2026, subject to the Company’s sponsor or its affiliates or designees depositing $24,494.35 (the “March Extension Deposit”) into the trust account.

On March 13, 2026, the Company’s sponsor or its affiliates or designees deposited the March Extension Deposit into the trust account and as a result the Extended Termination Date was extended by one month until April 16, 2026.