Form 10-Q
period 2026-03-31
TLGY ACQUISITION CORP
filed 2026-05-14
CIK 1879814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 14, 2026, there were a total of 5,925,770 ordinary shares, comprised of 5,820,770 Class A ordinary shares, par value $0.0001 per share, and 105,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

TLGY ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

March 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TLGY ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2026 (unaudited)	December 31, 2025

ASSETS
Current Assets:
Cash	$2,812	$77,415
Prepaid expenses	37,761	25,000
Total Current Assets	40,573	102,415

Cash and investments held in Trust Account	6,463,010	6,344,805

Total Assets	$6,503,583	$6,447,220

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$455,367	$199,370
Accrued offering costs	5,000	5,000
Convertible promissory note payable – former sponsor	2,912,000	2,912,000
Convertible promissory note payable – current sponsors	3,687,325	2,977,325
Total Current Liabilities	7,059,692	6,093,695

Derivative warrant liabilities	18,207,600	14,793,675
Deferred underwriting commission	-	865,000
Total Liabilities	25,267,292	21,752,370

COMMITMENTS AND CONTINGENCIES

Class A ordinary shares subject to possible redemption; 489,887 shares (at redemption value of $13.19 and $12.95 at March 31, 2026 and December 31, 2025, respectively)	6,463,122	6,344,916

Shareholders’ deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 5,344,700 issued and outstanding (excluding 489,887 subject to possible redemption) at March 31, 2026 and December 31, 2025	534	534
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 105,000 shares issued and outstanding at March 31, 2026 and December 31, 2025	11	11
Additional paid-in capital	—	—
Accumulated deficit	(25,227,376)	(21,650,611)
Total Shareholders’ Deficit	(25,226,831)	(21,650,066)
LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$6,503,583	$6,447,220

The accompanying notes are an integral part of these unaudited condensed financial statements.

TLGY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2026	2025
EXPENSES
General and administrative	954,356	136,233
TOTAL EXPENSES	954,356	136,233

OTHER INCOME (LOSS)
Income earned on cash and investments held in Trust Account	44,722	466,024
Forgiveness of debt	-	84,834-
Change in fair value of derivative liabilities	(3,413,925)	(452,914)
TOTAL OTHER INCOME (LOSS)	(3,369,203)	97,944

Net income (loss)	$(4,323,559)	$(38,289)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	5,834,587	3,717,207
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$(0.73)	$(0.01)

Weighted average number of shares of Class B ordinary shares outstanding, basic and diluted	105,000	5,750,000
Basic and diluted net income (loss) per Class B ordinary share	$(0.73)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TLGY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

	Class A		Class B		Additional
	Ordinary Shares		Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2025	5,344,700	$534	100,500	$11	$—	$(21,650,611)	$(21,650,066)

Underwriter fee waiver	—	—	—	—	—	865,000	865,000
Current period remeasurement to redemption value	—	—	—	—	—	(118,206)	(118,206)
Net loss	—	—	—	—	—	(4,323,559)	(4,323,559)
Balance as of March 31, 2026 (unaudited)	5,344,700	$534	100,500	$11	$—	$(25,227,376)	$(25,226,831)

	Class A		Class B		Additional
	Ordinary Shares		Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2024	—	$—	5,750,000	$575	$—	$(5,742,805)	$(5,742,230)

Current period remeasurement to redemption value	—	—	—	—	—	(646,024)	(646,024)
Net loss	—	—	—	—	—	(38,289)	(38,289)
Balance as of March 31, 2025 (unaudited)	—	$—	5,750,000	$575	—	$(6,427,118)	$(6,426,543)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TLGY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2026	2025
Cash Flows From Operating Activities:
Net income (loss)	$(4,323,559)	$(38,289)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on cash and investments held in the Trust Account	(44,722)	(466,024)
Change in fair value of derivative warrant liabilities	3,413,925	452,914
Forgiveness of debt	-	(84,834)
Changes in operating assets and liabilities:
Prepaid expenses	(12,761)	(7,500)
Accounts payable and accrued expenses	255,997	38,698
Net Cash Used In Operating Activities	(711,120)	(105,035)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(73,483)	(180,000)
Cash withdrawn from Trust Account	-	-
Net Cash Used In Investing Activities	(73,483)	(180,000)

Cash Flows from Financing Activities:
Redemptions of Class A ordinary shares	-	-
Proceeds from promissory note – third party	-	-
Proceeds from convertible promissory note – current sponsors	710,000	330,000
Proceeds from convertible promissory note – former sponsor	-	-
Net Cash Provided By Financing Activities	710,000	330,000

Net change in cash	(74,603)	44,965
Cash at beginning of period	77,415	3,769
Cash at end of period	$2,812	$48,734

The accompanying notes are an integral part of these unaudited condensed financial statements.

TLGY ACQUISITION CORPORATION

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from May 21, 2021 (inception) through March 31, 2026 were organizational activities and those necessary to prepare for the Company’s initial public offering (the “Initial Public Offering” or “IPO”), described below, and, since the completion of the Initial Public Offering, searching for a target to consummate an initial business combination and activities in connection with the proposed Business Combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering on December 3, 2021 and the sale of the underwriters’ Option Units on December 8, 2021, an amount of $234,600,000 ($10.20 per Public Share) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in the Trust Account which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of : (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account to the Company’s shareholders, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (excluding the amount of deferred underwriting commissions and taxes payable on the income earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with a Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association (as amended, the “Articles”).

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a shareholder meeting called to approve a Business Combination or (ii) by means of a tender offer in connection with a Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.20 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). See “Business Combination Agreement and Shareholder Approval” below for additional information regarding the Transaction. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., Public Warrants, as defined below), the initial carrying value of the Class A ordinary shares (as defined below) classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The Public Shares are redeemable and will be classified as such on the balance sheets until such date that a redemption event takes place.

On March 10, 2026, the Company held an extraordinary general meeting of shareholders in connection with its proposed business combination with StablecoinX Assets Inc., following which holders of 388,406 Class A ordinary shares exercised their right to redeem their shares. As of March 31, 2026, these shares have not yet been redeemed and the pro rata portion of funds in the Company’s Trust Account has not been withdrawn.

If the Company seeks shareholder approval of a Business Combination, the Company will proceed with a Business Combination only if the Company receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Articles, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Company’s Class B ordinary shares and shares that were formerly Class B ordinary shares (such shares, the “Founder Shares” or “Class B ordinary Shares” and the holders of such shares, the “Founder Shareholders”), including the former sponsor and the current sponsors (as defined below) have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination. See “Business Combination Agreement and Shareholder Approval” below for additional information regarding the Transaction.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

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

If the Company has not completed a Business Combination by May 16, 2026 (or up to October 16 2026 if the period of time to consummate a business combination is extended to the fullest extent allowed in accordance with the terms of the Articles) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay its taxes, if any, divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Business Combination Agreement and Shareholder Approval

On July 21, 2025, the Company entered into a business combination agreement (as amended on January 21, 2026 and April 21, 2026 and as it may be further amended, modified, supplemented or otherwise modified from time to time in accordance with its terms, the “Business Combination Agreement”) with StablecoinX Assets Inc. (“SC Assets”), StablecoinX Inc. (“StablecoinX”), StablecoinX SPAC Merger Sub LLC, a wholly-owned subsidiary of StablecoinX (“SPAC Merger Sub”), and StablecoinX Company Merger Sub, Inc., a wholly-owned subsidiary of StablecoinX (“Company Merger Sub”), pursuant to which and subject to the terms and conditions set forth therein, upon the consummation of the transactions contemplated thereby, (a) the Company will, subject to the terms of the Business Combination Agreement, merge with and into SPAC Merger Sub, with SPAC Merger Sub continuing as the surviving company (the “SPAC Merger”), as a result of which the holders of Class A ordinary shares, will receive one share of Class A common stock, par value $0.0001 per share, of StablecoinX (“StablecoinX Class A Common Stock”) for each Class A ordinary share held by such shareholder, and (b) immediately following the SPAC Merger, Company Merger Sub will merge with and into SC Assets, with SC Assets continuing as the surviving company (the “Company Merger”, and together with the SPAC Merger, the “Mergers”), as a result of which the holders of shares of Class A common stock, par value $0.0001 per share, of SC Assets (the “SC Assets Class A Common Stock”) will receive one share of StablecoinX Class A Common Stock for each share of SC Assets Class A Common Stock held by such shareholder and holders of Class B common stock, par value $0.0001 per share, of SC Assets (the “SC Assets Class B Common Stock”) will receive one share of StablecoinX Class A Common Stock and one share of Class B common stock, par value $0.0001 per share, of StablecoinX (the “StablecoinX Class B Common Stock” and together with the StablecoinX Class A Common Stock, “StablecoinX Stock”) for each share of SC Assets Class B Common Stock held by such shareholder. As a result of the Mergers and the other transactions contemplated by the Business Combination Agreement (the “Transactions”), the Company and SC Assets will become wholly owned subsidiaries of StablecoinX and StablecoinX will become a publicly traded company, all upon the terms and subject to the conditions set forth in the Business Combination Agreement. SC Assets was founded by Young Cho, the Chief Executive Officer and Executive Director of the Company, and Edward Chen, the managing member of the current sponsors of the Company.

In connection with the Transaction, StablecoinX filed a registration statement on Form S-4 (as amended, the “Registration Statement”), which contains a proxy statement/prospectus, and was declared effective by the SEC on February 17, 2026. On March 10, 2026, the Company held an extraordinary general meeting of shareholders at which the Company’s shareholders approved the Business Combination and related proposals (the “Business Combination Meeting”).

The Transaction remains subject to the satisfaction or waiver of customary closing conditions including, among others, the shares of StablecoinX Class A Common stock being approved for listing on Nasdaq or another national securities exchange. The Company expects the Transaction will close as soon as practicable but there can be no assurance whether or when the Transaction will be completed.

Liquidity, Capital Resources, and Going Concern

As of March 31, 2026, the Company had cash of $2,812 and a working capital deficit of $7,019,119.

The Company has incurred and expects to continue to incur significant costs in pursuit of completing a Business Combination. The Company’s liquidity needs have been satisfied primarily through proceeds from its Initial Public Offering and the Private Placement, as well as loans from its current sponsors or affiliates.

In connection with management’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, management has determined that the Company’s liquidity condition, working capital deficit, and the requirement to complete a Business Combination within the prescribed timeframe raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited condensed financial statements are issued.

As discussed above, the Company’s shareholders approved the proposed Transaction at the Business Combination Meeting. The Company is currently working to satisfy the remaining closing conditions; however, there can be no assurance whether or when the Transaction will be consummated.

On April 15, 2026, the Company’s shareholders approved an amendment to the Articles to allow the Company to extend the period of time to consummate a Business Combination on a monthly basis for up to six additional months, subject to the current sponsors making the required deposits into the Trust Account. On April 16, 2026, the Company exercised its option to extend the deadline for completing a Business Combination by one month in accordance with such amendment.

While the extension provides additional time to complete a Business Combination, it does not alleviate the substantial doubt about the Company’s ability to continue as a going concern, as the completion of a Business Combination remains uncertain.

These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the accompanying unaudited condensed financial statements do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 31, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed balance sheets.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2026 and December 31, 2025, the Company had cash of $2,812 and $77,415, respectively, held outside the Trust Account. The Company did not have any cash equivalents at March 31, 2026 and December 31, 2025.

Cash and Investments Held in Trust Account

At March 31, 2026 and December 31, 2025, the Company had $6.5 million and $6.3 million in investments held in the Trust Account, respectively. The Company’s portfolio of investments held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs associated with warrant liabilities are expensed as incurred. Offering costs associated with the Units were allocated between temporary equity and the Public Warrants by the relative fair value method. Offering costs of $534,172 consisted principally of costs incurred in connection with preparation for the Initial Public Offering. These offering costs, together with the underwriter fees of $12,650,000 (or $4,000,000 paid in cash upon the closing of the Initial Public Offering and Deferred Underwriting Fees of $8,650,000), were allocated between temporary equity, the Public Warrants and the Private Warrants in a relative fair value method upon completion of the Initial Public Offering. Of these costs, $442,567 were allocated to the Public Warrants and to the Private Placement Warrants and are charged to the condensed statements of operations. In addition, the Company recorded the fair value of $999,517 (net of consideration) for an aggregate of 300,300 Class B ordinary shares transferred to Mizuho, the representative of the underwriters, and 15,000 Class B ordinary shares transferred to Centaury Management Ltd., an investor in the former sponsor, each transferred upon the closing of the Initial Public Offering. As described above, in May 2024, the Company entered into the Mizuho Waiver, pursuant to which Mizuho agreed to waive the Deferred Underwriting Fees and agreed to forfeit all of the 300,300 Class B ordinary shares it received as compensation in connection with the IPO. The Company believes that Mizuho was acting as a representative of all of the underwriters on the IPO when it waived the Deferred Underwriting Fees. The forfeiture of the 300,300 Class B ordinary shares was completed on June 30, 2025 and is reflected in the condensed statements of changes in shareholders’ deficit.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity (deficit). At all other times, ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events.

As of March 31, 2026 and December 31, 2025, there were 489,887 Class A ordinary shares subject to possible redemption in the amount of $6.5 million and $6.3 million, respectively, at redemption value per Public Share are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

On March 10, 2026, the Company held an extraordinary general meeting of shareholders in connection with its proposed business combination with SC Assets, following which holders of 388,406 Class A ordinary shares exercised their right to redeem their shares. As of March 31, 2026, these shares have not yet been redeemed and the pro rata portion of funds in the Company’s Trust Account has not been withdrawn.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. During the three months ended March 31, 2026 and 2025, the Company recorded a measurement adjustment of $118,206 and $646,024, respectively, to increase to redemption value.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. The remeasurement adjustment associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted loss per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As of March 31, 2026, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and subsequently share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net loss per ordinary share.

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Class A Redeemable ordinary shares
Numerator: Allocation of net loss	$(4,247,127)	$(15,034)
Denominator: Basic and diluted weighted average shares outstanding	5,834,587	3,717,207
Basic and diluted net loss per Class A ordinary shares	$(0.73)	$(0.01)

Class B Non-redeemable ordinary shares
Numerator: Allocation of net loss	$(76,432)	$(23,255)
Denominator: Basic and diluted weighted average shares outstanding	105,000	5,750,000
Basic and diluted net loss per Class B ordinary shares	$(0.73)	$(0.01)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

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

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

As of March 31, 2026, the quoted market price is used as the fair value as of each relevant date for valuing the Public Warrants. The Private Placement Warrants are valued using a modified Black-Scholes model. The Company’s valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07 – Segment Reporting – “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). This update requires public entities to disclose its significant segment expense categories and amounts for each reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years.

As of March 31, 2026 and December 31, 2025, the Company reported its operations as a single reportable segment, noting no disaggregation of Company activities, management or allocation of resources by geographic region, business activity or organizational method, thus this new guidance does not affect the disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering and the underwriters’ exercise of the over-allotment option, the Company sold 23,000,000 Units at a purchase price of $10.00 per Unit generating gross proceeds to the Company in the total amount of $230,000,000, which includes the full exercise of the underwriter over-allotment option generating gross proceeds of $30,000,000 to the Company. Each Unit consists of one share of the Company’s Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), and one-half of one redeemable warrant of the Company (each whole warrant, a “Public Warrant”), with each whole Public Warrant entitling the holder thereof to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment.

The Class A ordinary shares issued in the IPO initially included a contingent right to receive a pro rata share of 5,750,000 distributable redeemable warrants, to be distributed to the holders of any non-redeemed Class A ordinary shareholders in connection with the closing of the Company’s initial Business Combination. On April 15, 2025, the Company held an extraordinary general meeting of shareholders whereby the holders of Company’s Class A ordinary shares approved the detachment and cancellation of all such rights attached to the Class A ordinary shares. As a result, there are no rights attached to the Class A ordinary shares and no distributable redeemable warrants will be distributed or issued by the Company in connection with the closing of an initial Business Combination.

NOTE 4 — PRIVATE PLACEMENTS

Simultaneously with the closing of the Initial Public Offering and the exercise of the over-allotment option, the Company consummated the Private Placement of an aggregate of 11,259,500 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $11,259,500.

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

On April 16, 2024, the Company, the former sponsor, TLGY Holdings LLC, which is the holding company of the former sponsor, and the current sponsors entered into a securities transfer agreement, pursuant to which, at a closing on June 19, 2024, the current sponsors, for an aggregate purchase price of $1.00, (i) purchased 3,542,305 Founder Shares from the former sponsor, certain investors who held the Founder Shares, and three previous independent directors of the Company, and (ii) purchased 3,940,825 Private Placement Warrants from the former sponsor (the “Securities Transfer Transaction”). On April 18, 2025, the current sponsors and the former sponsor elected to convert all of the 5,334,700 Founder Shares held by them from Class B ordinary shares into 5,344,700 Class A ordinary shares.

Each of the Founder Shareholders had previously agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of : (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their shares of ordinary shares for cash, securities or other property.

Subsequently, in connection with the execution of the Business Combination Agreement, the Founder Shareholders entered into a sponsor support agreement (the “Sponsor Support Agreement”) with the Company, StablecoinX, SC Assets and the other parties thereto, pursuant to which, among other things, each of the Founder Shareholders agreed (i) to vote in favor of the adoption and approval of, among other things, the Business Combination Agreement and the related documents to which the Company is a party, and the Transactions, (ii) not transfer any securities of the Company held by it until the earlier of (a) the closing of the Business Combination (the “Closing”) and (b) the valid termination of the Sponsor Support Agreement, subject to certain exceptions as provided in the Sponsor Support Agreement or permitted by the Business Combination Agreement or other agreement in connection with the Transactions, and (ii) following the consummation of the SPAC Merger, to exchange certain shares of StablecoinX Class A Common Stock issued to them in respect of their Founder Shares (the “Exchanged Founder Shares”) for shares of StablecoinX Class B Common Stock and the right to receive up to an aggregate of 3,000,000 newly issued shares of StablecoinX Class A Common Stock (the “Earnout Shares”), and to exchange any Private Placement Warrants held by such shareholder for the right to receive up to 600,000 Earnout Shares, in each case, upon the achievement of certain performance and price thresholds after the Closing.

Subsequently, the parties negotiated an amendment and restatement to the Sponsor Support Agreement to remove the earnout structure entirely and instead the Founder Shareholders would receive a certain number of StablecoinX Class A Common Stock equal to a fixed percentage of the pro forma outstanding shares of StablecoinX Class A Common Stock at Closing. The Company initially proposed that the Founder Shareholders should retain a fixed percentage of 5%, which Ethena Labs, at the direction of the Ethena Foundation, countered with a fixed percentage of 3% that the parties eventually agreed upon.

Convertible Promissory Note

i)	Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the former sponsor and/or the current sponsors (collectively, the “Sponsors”) or an affiliate of the Sponsors or certain of its officers and directors may, but are not obligated to, loan the Company funds as may be required. Such working capital loans (the “Working Capital Loans”) would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the working capital loans but no proceeds held in the Trust Account would be used to repay the working capital loans.

As of March 31, 2026 and December 31, 2025, there was $3,910,393 and $3,347,359, respectively, outstanding under the Working Capital Loans.

As of March 31, 2026, the current sponsors had provided the Company an aggregate of $2,693,393 of funding under the Working Capital Loans.

ii)	Time Extension Funding Loans

In order to extend the Company’s time period for consummating a Business Combination, the Sponsors or an affiliate of the Sponsors or certain of their officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company will repay such loaned amounts. In the event that a Business Combination does not close, no proceeds from the Trust Account would be used to repay such time extension funding loaned amounts. If the Company does not complete a Business Combination, the Company will not repay such time extension funding loans. Up to $3,000,000 of loans made to extend the time period for consummating an initial Business Combination may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender (the “Extension Loans”). Such warrants are identical to the Private Placement Warrants. While the Company obtained Extension Loans from Verde (as defined below) prior to the termination of the Merger Agreement (as defined below), it does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor prior to the closing of an initial Business Combination as the Company does not believe such third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. See Note 6 for additional information regarding the Merger Agreement with Verde.

As of March 31, 2026 and December 31, 2025, the Company had $2,688,932 and $2,541,966, respectively, outstanding balance under the Extension Loans.

As of March 31, 2026, the current sponsors provided the Company with an aggregate of $993,932 of Extension Loans.

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

On December 3, 2021, concurrent with the closing of the Initial Public Offering, the underwriters were paid a cash underwriting discount of $0.20 per Unit, or $4,000,000 in the aggregate, which was paid upon the closing of the Initial Public Offering. In addition, the underwriters will be entitled to a deferred fee of $0.35 per Unit, or $7,000,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

In May 2024, the Company entered into the Mizuho Waiver, pursuant to which Mizuho agreed to waive the Deferred Underwriting Fees and agreed to forfeit all of the 300,300 Class B ordinary shares received by it as compensation in connection with the IPO. The Company believes that Mizuho was acting as a representative of all of the underwriters on the IPO when it waived the Deferred Underwriting Fees. The forfeiture of the 300,300 Class B ordinary shares was completed on June 30, 2025 and is reflected in the condensed statements of changes in shareholders’ deficit.

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

Verde Bioresins Termination Agreement

The Company and the former sponsor entered into an Agreement and Plan of Merger, as amended (the “Merger Agreement”) on June 21, 2023, as amended on August 11, 2023, with Virgo Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), Verde Bioresins, Inc., a Delaware corporation (“Verde”). On March 12, 2024, the Company received a termination notice (the “Termination Notice”) from Verde stating that Verde was exercising its right to terminate the Merger Agreement (the “Termination”) and all ancillary agreements, pursuant to Section 10.01(c) of the Merger Agreement. On March 18, 2024, the Company responded to the Termination Notice and agreed to a termination of the Merger Agreement (the “Termination Agreement”), but disputed the grounds for the termination of the Merger Agreement. As a result of the Termination, the ancillary agreements relating to the proposed merger automatically terminated.

On May 4, 2024, Verde entered into a mutual release agreement with the Company, Merger Sub and the former sponsor, pursuant to which, a mutual release, waiver and discharge was agreed in respect of all claims and obligations arising out of or relating to the Termination Agreement, the Merger Agreement and all ancillary agreements and that all payments made by Verde for extending the period of time to consummate a business combination by the Company shall not be repayable by the Company to Verde and all promissory notes issued by the Company to Verde, including the Extension Loans previously issued to Verde, shall be deemed to have been voided and cancelled. Solely in the event of a consummation by the Company of its initial business combination, the Company shall pay Verde a sum of $83,125, as full and final payment of such loans.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares —The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares —The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. On April 18, 2025, certain Founder Shareholders elected to convert 5,344,700 Class B ordinary shares held by them to 5,344,700 Class A ordinary shares. Notwithstanding the conversions, holders of such 5,344,700 Class A ordinary shares will not be entitled to receive any monies held in the Trust Account as a result of their ownership of such Class A ordinary shares issued upon conversion of the Founder Shares. As of March 31, 2026, and December 31, 2025, there were 5,834,587 Class A ordinary shares issued and outstanding, including 489,887 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares —The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. On November 30, 2021, the Company effected a further issuance of Founder Shares, resulting in the former sponsor holding an aggregate of 5,750,000 Founder Shares. In May 2024, the Company entered into the Mizuho Waiver, pursuant to which Mizuho agreed to forfeit all of the 300,300 Class B ordinary shares received by it as compensation in connection with the IPO. The forfeiture of the 300,300 Class B ordinary shares was completed on June 30, 2025. As of March 31, 2026 and December 31, 2025, there were 105,000 shares of Class B ordinary shares issued and outstanding.

Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to a Business Combination. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as otherwise required by law. In connection with a Business Combination, the Company may enter into a shareholder’s agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of the Initial Public Offering.

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. As of March 31, 2026 and December 31, 2025, the derivative warrant liability was $18,207,600 and $14,793,675, respectively.

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

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value at March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,		December 31,
Description	Level	2026	Level	2025
Assets:
Cash and investments held in Trust Account	1	$6,463,010	1	$6,344,805

Liabilities:
Warrant liability – Private Placement Warrants	2	$9,007,600	3	$7,318,675
Warrant liability – Public Warrants	2	$9,200,000	1	$7,475,000

The Public Warrants and the Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

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

The Public Warrants were subsequently reclassified from Level 1 to Level 2 as a result of the suspension of trading of the Company’s Class A ordinary shares and Public Warrants from Nasdaq on December 9, 2024. The subsequent measurements of the Public Warrants as of March 31, 2026 were classified as Level 2 due to the lack of an active trading market. For periods subsequent to the detachment of the Public Warrants from the Units, the publicly traded closing price of the Public Warrants of $0.55 per warrant was used as the fair value as of the relevant date. The terms of the Private Placement Warrants are analogous to the Public Warrants, as such, the Company reclassified the Private Placement Warrants to Level 2 and utilized the active trading price for the Private Placement Warrants.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2026:

Fair Value
Measurement
Using Level 3
Inputs Total
Balance, December 31, 2025	$7,318,675
Transfer out of Level 3	(7,318,675)
Balance, March 31, 2026	$—

As of March 31, 2026 and December 31, 2025, the derivative warrant liability was $18,207,600 and $14,793,675, respectively. In addition, for the three months ended March 31, 2026 and 2025, the Company recorded a loss on the change in fair value of the derivative warrant liabilities on the condensed statements of operations of $3,413,925 and $452,914, respectively.

NOTE 10 – SEGMENT INFORMATION

ASC Topic 290, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customer. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets:

	March 31, 2026	December 31, 2025
Total Assets	$6,503,583	$6,447,220

	For the Three Months Ended
	March 31,
	2026	2025
EXPENSES
General and administrative	$954,356	$136,233
Administrative fee – related party	-	-
TOTAL EXPENSES	$954,356	$136,233

OTHER INCOME (LOSS)
Income earned on cash and investments held in Trust Account	$44,722	$466,024
Forgiveness of debt	-	84,834
Change in fair value of derivative liabilities	$(3,413,925)	$(452,914)
TOTAL OTHER INCOME (LOSS)	$(3,369,203)	$97,944

General and administrative costs are reviewed and monitored by the CODM to management and forecast cash to ensure enough capital is available to complete an Initial Public Offering and eventually a Business Combination within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain, and enforce all contractual agreements to ensure costs are aligned with all agreement and budget.

General and administrative expenses, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the condensed statements of operations and described within their respective disclosures.

Total assets are reviewed and monitored by the CODM to determine if the Company has maintained enough capital in order to complete its initial Business Combination.

Income earned on cash and investments held in the Trust Account is reviewed and monitored by the CODM to determine returns for potential redeeming shareholders based on the interest earned on the holdings within the Trust Account.

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review, except as noted below and as disclosed as current reports under various Form 8-K filed with the SEC, the Company did not identify any other subsequent events that would have required adjustment to or disclosure in the unaudited condensed financial statements.

Fifth Extension Meeting

On April 15, 2026, the Company held an extraordinary general meeting of shareholders (the “Fifth Extension Meeting”) at which its shareholders approved a proposal to amend the Articles to modify the monthly amount that the Sponsors or their affiliates or designees must deposit into the Trust Account in order to extend the period of time to consummate an initial Business Combination (the “Termination Date”) by one month, up to six times (starting from the first date on which such modified extension payment is made), if requested by the Sponsors and accepted by the Company, from the lesser of (x) $0.05 per outstanding share and (y) $25,000 to the lesser of (x) $0.05 per outstanding share and (y) $10,000.

In connection with the Fifth Extension Meeting, on April 15, 2026, public shareholders holding 13,817 Class A ordinary shares elected to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account, or approximately $13.19 per share. As a result, $182,409 was removed from the Trust Account in connection with the redemption in order to pay such holders.

Extensions to Complete the Initial Business Combination

On April 16, 2026, the Company notified Continental Stock Transfer & Trust Company of its intention to extend the Termination Date by an additional month for the period from April 17, 2026 to May 16, 2026, subject to the Sponsors or their affiliates or designees depositing $10,000 (the “Extension Deposit”) into the Trust Account.

On April 16, 2026, the Sponsors or their affiliates or designees deposited the Extension Deposit into the Trust Account and as a result the Termination Date was extended by one month until May 29, 2026.

Promissory Notes

On April 17, 2026, in order to deposit the monthly extension payment to extend the Termination Date by an additional month for the period from April 17, 2026 to May 16, 2026, the Company issued unsecured promissory notes to the current sponsors (the “2026 April Extension Promissory Notes”), pursuant to which the Company was provided $5,450 and $4,550, respectively. These 2026 April Extension Promissory Notes are non-interest bearing and payable on the earlier of (i) fifteen (15) months from the closing of the Company’s Initial Public Offering (or such later date as may be extended in accordance with the terms of the Company’s Articles), or (ii) the date on which the Company consummates an initial Business Combination.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (the “Initial Public Offering” or “IPO”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 3, 2021 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward- looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on May 21, 2021 as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our initial Business Combination using cash from the proceeds of our IPO and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial Business Combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of our IPO or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Business Combination Agreement and Shareholder Approval

On July 21, 2025, the Company entered into a business combination agreement (as amended on January 21, 2026 and April 21, 2026 and as it may be further amended, modified, supplemented or otherwise modified from time to time in accordance with its terms, the “Business Combination Agreement”) with StablecoinX Assets Inc. (“SC Assets”), StablecoinX Inc. (“StablecoinX”), StablecoinX SPAC Merger Sub LLC, a wholly-owned subsidiary of StablecoinX (“SPAC Merger Sub”), and StablecoinX Company Merger Sub, Inc., a wholly-owned subsidiary of StablecoinX (“Company Merger Sub”), pursuant to which and subject to the terms and conditions set forth therein, upon the consummation of the transactions contemplated thereby, (a) the Company will, subject to the terms of the Business Combination Agreement, merge with and into SPAC Merger Sub, with SPAC Merger Sub continuing as the surviving company (the “SPAC Merger”), as a result of which the holders of Class A ordinary shares (as defined below), will receive one share of Class A common stock, par value $0.0001 per share, of StablecoinX (“StablecoinX Class A Common Stock”) for each Class A ordinary share held by such shareholder, and (b) immediately following the SPAC Merger, Company Merger Sub will merge with and into SC Assets, with SC Assets continuing as the surviving company (the “Company Merger”, and together with the SPAC Merger, the “Mergers”), as a result of which the holders of shares of Class A common stock, par value $0.0001 per share, of SC Assets (the “SC Assets Class A Common Stock”) will receive one share of StablecoinX Class A Common Stock for each share of SC Assets Class A Common Stock held by such shareholder and holders of Class B common stock, par value $0.0001 per share, of SC Assets (the “SC Assets Class B Common Stock”) will receive one share of StablecoinX Class A Common Stock and one share of Class B common stock, par value $0.0001 per share, of StablecoinX (the “StablecoinX Class B Common Stock” and together with the StablecoinX Class A Common Stock, “StablecoinX Stock”) for each share of SC Assets Class B Common Stock held by such shareholder. As a result of the Mergers and the other transactions contemplated by the Business Combination Agreement (the “Transaction”), the Company and SC Assets will become wholly owned subsidiaries of StablecoinX and StablecoinX will become a publicly traded company, all upon the terms and subject to the conditions set forth in the Business Combination Agreement. SC Assets was founded by Young Cho, the Chief Executive Officer and Executive Director of the Company, and Edward Chen, the managing member of the current sponsors of the Company.

In connection with the Transaction, StablecoinX filed a registration statement on Form S-4, which contains a proxy statement/prospectus, and was declared effective by the SEC on February 17, 2026. On March 10, 2026, the Company held an extraordinary general meeting of shareholders at which the Company’s shareholders approved the Transaction and related proposals (the “Business Combination Meeting”).

The Transaction remains subject to the satisfaction or waiver of customary closing conditions including, among others, the shares of StablecoinX Class A Common stock being approved for listing on Nasdaq or another national securities exchange. The Company expects the Transaction will close as soon as practicable but there can be no assurance whether or when the Transaction will be completed.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2026 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, since the completion of our Initial Public Offering, searching for a target to consummate an initial Business Combination and activities in connection with a Business Combination, including the Mergers and other transactions contemplated by the Business Combination Agreement. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on cash and cash equivalents held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net loss of $4,323,559 which was primarily due to general and administrative costs of $954,356 and the change in the fair value of the warrant liability of $3,413,925, partially offset by interest income on funds held in the Trust Account of $44,722.

For the three months ended March 31, 2025 we had net loss of $38,289 which was primarily due to the general and administrative costs of $136,233 and the change in the fair value of the warrant liability of $452,914, partially offset by interest income on funds held in the Trust Account of $466,024 and the forgiveness of debt of $84,834.

Liquidity and Capital Resources

On December 3, 2021, we consummated our IPO of 20,000,000 units (the “Units”) at a price of $10.00 per Unit, generating gross proceeds of $200,000,000. Each Unit consists of one share of the Company’s Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), and one-half of one redeemable warrant of the Company (each whole warrant, a “Public Warrant”), with each whole Public Warrant entitling the holder thereof to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment. Simultaneously with the closing of our IPO, we consummated the sale of 10,659,500 private placement warrants (the “Private Placement Warrants”) to our former sponsor at a price of $1.00 per Private Placement Warrant (the “Private Placement”) generating gross proceeds of $10,659,500.

On December 8, 2021, we consummated the closing of the sale of an additional 3,000,000 units (the “Option Units”) at $10.00 per Option Unit, pursuant to the full exercise of over-allotment option by the underwriters of our IPO, generating gross proceeds of $30,000,000. We also consummated the closing of the sale of an additional 600,000 Private Placement Warrants at $1.00 per Private Placement Warrants (“Additional Private Placement Warrants”) to our former sponsor, generating gross proceeds of $600,000. An aggregate of $234,600,000 of the proceeds from our IPO (including the Option Units) and the Private Placement with our former sponsor (including the Additional Private Placement Warrants) was placed in the Trust Account. We incurred $14,183,689 in transaction costs, including $4,000,000 of underwriting fees paid at our IPO, $8,650,000 of deferred underwriting fees (the “Deferred Underwriting Fees”) and $1,533,689 of offering expenses. In May 2024, we entered into a certain waiver (the “Mizuho Waiver”) with Mizuho Securities USA LLC (“Mizuho”), pursuant to which Mizuho agreed to waive the Deferred Underwriting Fees and agreed to forfeit all of the 300,300 Class B ordinary shares received by it as compensation in connection with the IPO. We believe that Mizuho was acting as a representative of all of the underwriters on the IPO when it waived the Deferred Underwriting Fees. The forfeiture of the 300,300 Class B ordinary shares was completed on June 30, 2025 and is reflected in the condensed statement of changes in shareholders’ deficit.

On February 23, 2023, the Company held an extraordinary general meeting of its shareholders (the “First Extension Meeting”), at which its shareholders approved an amendment to the Amended and Restated Memorandum and Articles of Association of the Company (the “Articles”) to, among other things, extend the time it had to complete an initial Business Combination, and in connection therewith, 15,681,818 Class A ordinary shares were rendered for redemption. The Class A ordinary shares were redeemed at a price of approximately $10.40 per share.

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

On April 15, 2026, the Company held an extraordinary general meeting of its shareholders (the “Fifth Extension Meeting”) at which its shareholders approved certain amendments to among other things, extend the time it had to complete an initial Business Combination, and in connection therewith, 13,817 Class A ordinary shares were rendered for redemption. The Class A ordinary shares were redeemed at a per-share price of approximately $13.20 per share.

As of March 31, 2026, the Company had cash of $2,812 and a working capital deficit of $7,019,119.

We have determined that if we are unable to raise additional funds to alleviate liquidity needs or complete an initial Business Combination by May 16, 2026 (or such later date as may be extended in accordance with the terms of the Articles, the “Combination Period”) then the Company will cease all operations, redeem the public shares and thereafter liquidate and dissolve. There is no assurance that our plans to consummate a Business Combination will be successful within the Combination Period. The working capital deficit, liquidity conditions and mandatory liquidation raise substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-balance Sheet Arrangements; Commitments and Contractual Obligations

As of March 31, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein.

Contractual Obligations

IPO Registration Rights

In connection with the IPO, the holders of the Company’s Class B ordinary shares and shares that were formerly Class B ordinary shares (such shares, the “Founder Shares” or “Class B ordinary Shares”), Private Placement Warrants and any warrants that may be issued upon conversion of the working capital loans and loans made to extend our time period for consummating an initial Business Combination (and in each case holders of their component securities, as applicable) entered into a registration rights agreement, which requires us to register a sale of any of our securities held by them on November 30, 2021, as supplemented by a joinder to the registration rights agreement on June 20, 2024, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A ordinary shares). Pursuant to the terms of that agreement, the holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders had “piggy-back” registration rights to include their securities in other registration statements filed by the Company. We agreed to bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters of our IPO were entitled to a cash underwriting discount of 2.0% of the gross proceeds of the IPO, or $4,000,000, which was paid at the closing of the IPO. In addition, the underwriters have agreed to defer underwriting commissions of 3.5% of the gross proceeds of the IPO of 20,000,000 Units and underwriting commissions of 5.5% of the gross proceeds of the Option Units of 3,000,000 units, or $8,650,000 in aggregate, which will be paid to the underwriters from the funds held in the Trust Account upon and concurrently with the completion of our initial Business Combination.

In May 2024, the Company entered into the Mizuho Waiver, pursuant to which Mizuho agreed to waive the Deferred Underwriting Fees and agreed to forfeit all of the 300,300 Class B ordinary shares received by it as compensation in connection with the IPO. The Company believes that Mizuho was acting as a representative of all of the underwriters on the IPO when it waived the Deferred Underwriting Fees. The forfeiture of the 300,300 Class B ordinary shares was completed on June 30, 2025 and is reflected in the condensed statement of changes in shareholders’ deficit.

Legal Fees

The Company has an agreement in place whereby if its prior legal counsel for the Company’s IPO assists in the initial Business Combination, payment of their charges plus a success premium to be agreed is contingent on a successful de-SPAC closing or recovery under certain cost coverage provisions in the merger agreement. On May 2, 2024, the Company entered into a waiver with the Company’s prior legal counsel. Pursuant to the waiver, the Company shall pay its prior legal counsel a sum of $130,000 as full and final payment for all remaining costs and expenses of all kinds and nature incurred under and pursuant to their engagement, solely in the event of a consummation by the Company of its initial Business Combination. In accordance with Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations,” this fee will not be recorded until such time as a Business Combination is consummated.

Verde Bioresins Termination Agreement

The Company and the former sponsor entered into an Agreement and Plan of Merger, as amended (the “Merger Agreement”) on June 21, 2023, as amended on August 11, 2023, with Virgo Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), Verde Bioresins, Inc., a Delaware corporation (“Verde”). On March 12, 2024, the Company received a termination notice (the “Termination Notice”) from Verde stating that Verde was exercising its right to terminate the Merger Agreement (the “Termination”) and all ancillary agreements, pursuant to Section 10.01(c) of the Merger Agreement. On March 18, 2024, the Company responded to the Termination Notice and agreed to a termination of the Merger Agreement (the “Termination Agreement”), but disputed the grounds for the termination of the Merger Agreement. As a result of the Termination, the ancillary agreements relating to the proposed merger automatically terminated.

On May 4, 2024, Verde entered into a mutual release agreement with the Company, Merger Sub and the former sponsor, pursuant to which, a mutual release, waiver and discharge was agreed in respect of all claims and obligations arising out of or relating to the Termination Agreement, the Merger Agreement and all ancillary agreements and that all payments made by Verde for extending the period of time to consummate a Business Combination by the Company shall not be repayable by the Company to Verde and all promissory notes issued by the Company to Verde, including the Extension Loans previously issued to Verde, shall be deemed to have been voided and cancelled. Solely in the event of a consummation by the Company of its initial Business Combination, the Company shall pay Verde a sum of $83,125, as full and final payment of such loans.

Critical Accounting Estimates and Policies:

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting estimates and policies:

A critical accounting estimate to our financial statements is the estimated fair value of our warrant liability and convertible notes. Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

Warrant Liabilities

We account for the warrants in accordance with the guidance contained in ASC Topic 815-40, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update 2023-07 – Segment Reporting – “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). This update requires public entities to disclose its significant segment expense categories and amounts for each reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. As of March 31, 2026, the Company reported its operations as a single reportable segment, noting no disaggregation of Company activities, management or allocation of resources by geographic region, business activity or organizational method, thus this new guidance does not affect the disclosures.

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

As of March 31, 2026, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our CEO and CFO concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes with respect to those risk factors previously disclosed in our final prospectus related to our Initial Public Offering filed with the SEC on December 3, 2021 or our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 31, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description
2.2	Amendment to Business Combination Agreement, dated January 21, 2026, by and among TLGY Acquisition Corporation, StablecoinX Assets Inc. and StablecoinX Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 23, 2026).
2.3	Second Amendment to Business Combination Agreement, dated April 21, 2026, by and among TLGY Acquisition Corporation, StablecoinX Assets Inc. and StablecoinX Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 22, 2026).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 6, 2021).
3.2	Copy of the special resolution amending Article 49.7 of the Amended and Restated Memorandum and Articles of Association, adopted by shareholders of the Company on February 23, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2023).
3.3	Copy of the special resolution amending Article 49.7 of the Amended and Restated Memorandum and Articles of Association, adopted by shareholders of the Company on October 17, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2023).
3.4	Copy of the special resolution amending Article 49.7 of the Amended and Restated Memorandum and Articles of Association, adopted by shareholders of the Company on April 16, 2024 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2024).
3.5	Copy of the special resolutions amending the Amended and Restated Memorandum and Articles of Association, adopted by shareholders of the Company on April 15, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 21, 2025).
3.6	Copy of the special resolutions amending the Amended and Restated Memorandum and Articles of Association, adopted by shareholders of the Company on April 15, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 20, 2026).
4.1	Copy of the special resolution approving detachment and cancellation of contingent right from the Class A ordinary shares (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2025).
31.1*	Certification of the Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TLGY ACQUISITION CORPORATION

Date: May 14, 2026	By:	/s/ Young Cho
		Name:	Young Cho
		Title:	Chief Executive Officer
(Principal Executive Officer)

TLGY ACQUISITION CORPORATION

Date: May 14, 2026	By:	/s/ Kwong Cho Ho
		Name:	Kwong Cho Ho
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)